Form 10-Q
period 1998-09-30
CCPC HOLDING CO INC
filed 1998-11-16
CIK 1063574

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1998
                               ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to____________

                        Commission file number 333-57099
                                               ---------

                         CCPC HOLDING COMPANY, INC.
                               (Registrant)


       DELAWARE                                         16-1403318
       --------                                         ----------
(State of incorporation)                    (I.R.S. Employer Identification No.)


E-Building, Houghton Park, Corning, New York              14831
--------------------------------------------              -----
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  607-974-8605
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for at least the past 90 days.

                           Yes   X     No
                               -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

24,000,000 shares of CCPC Holding Company, Inc.'s, $0.01 Par Value, were outstanding as of November 1, 1998.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Index to consolidated financial statements of CCPC Holding Company, Inc. filed as part of this report:

                                                                            Page
                                                                            ----

    Consolidated Statements of Operations for the nine months and
       three months ended September 30, 1998 and 1997                        3

    Consolidated Balance Sheets at September 30, 1998 and
       December 31, 1997                                                     4

    Consolidated Statements of Cash Flows for the nine months
       ended September 30, 1998 and 1997                                     5

    Notes to Consolidated Financial Statements                               7

CCPC HOLDING COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

                                                                 Nine Months Ended                   Three Months Ended
                                                          -------------------------------      --------------------------------
                                                          September 30,     September 30,      September 30,      September 30,
                                                              1998               1997              1998               1997
                                                          -------------     -------------      -------------      -------------
REVENUES
    Net sales                                             $     364,407     $     399,180       $    134,938       $    145,277

DEDUCTIONS
    Cost of sales                                               243,497           261,178             91,717             95,268
    Selling, general and
      administrative expenses                                   111,176           103,531             37,417             36,197
    Other corporate administrative expenses                       --               13,806              --                 4,602
    Provision for restructuring costs                             2,980             --                 2,980              --
    Transaction related expenses                                 28,866             --                   255              --
    Other, net                                                      816             1,650                270                309
                                                          -------------     -------------      -------------      -------------

Operating (loss) income                                         (22,928)           19,015              2,299              8,901
Interest expense                                                 23,605             6,369             11,176              2,282
                                                          -------------     -------------      -------------      -------------

(Loss) income before taxes on income                            (46,533)           12,646             (8,877)             6,619
Income tax expense                                                2,120             5,257                402              2,831
                                                          -------------     -------------      -------------      -------------

(Loss) income before minority interest                          (48,653)            7,389             (9,279)             3,788
Minority interest in subsidiary                                     302              (232)               187                (81)
                                                          -------------     -------------      -------------      -------------

Net (loss) income                                               (48,351)            7,157             (9,092)             3,707

Preferred stock dividends                                        (1,827)            --                  (927)              --
                                                          -------------     -------------      -------------      -------------

NET (LOSS) INCOME APPLICABLE TO COMMON STOCK              $     (50,178)    $       7,157      $     (10,019)     $       3,707
                                                          =============     =============      =============      =============

BASIC AND DILUTED (LOSS) EARNINGS
    PER COMMON SHARE                                      $       (2.09)    $        0.30      $       (0.42)     $        0.15
                                                          =============     =============      =============      =============

Weighted average number of common shares
    outstanding during the period                            24,000,000        24,000,000         24,000,000         24,000,000



          The accompanying notes are an integral part of these statements.

CCPC HOLDING COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

                                                                                         September 30,            December 31,
                                      ASSETS                                                 1998                    1997
                                      ------                                             ------------             -----------
CURRENT ASSETS
    Cash and cash equivalents                                                             $     2,727             $     4,345
    Accounts receivable, net of allowances -
      $7,081/1998; $7,304/year-end 1997                                                        74,820                  68,340
    Inventories, net                                                                          154,493                 136,138
    Prepaid expenses and other current assets                                                   9,035                   8,695
    Deferred taxes on income                                                                    8,019                   8,633
                                                                                          -----------             -----------
         Total current assets                                                                 249,094                 226,151
                                                                                          -----------             -----------

PROPERTY AND EQUIPMENT, NET                                                                   140,584                 153,332

DEFERRED TAXES ON INCOME                                                                       39,440                  29,273

GOODWILL, NET OF ACCUMULATED AMORTIZATION
      $7,942/1998; $6,663/year-end 1997                                                        59,144                  60,424

OTHER ASSETS                                                                                   31,818                  14,464
                                                                                          -----------             -----------

         TOTAL ASSETS                                                                     $   520,080             $   483,644
                                                                                          ===========             ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                                                 $    81,526             $    79,153
    Due to Corning Incorporated                                                                  --                    87,142
                                                                                          -----------             -----------
         Total current liabilities                                                             81,526                 166,295
                                                                                          -----------             -----------

LONG-TERM DEBT                                                                                493,985                   8,285

ACCRUED POSTRETIREMENT LIABILITY                                                               30,540                  59,641

OTHER LIABILITIES                                                                               3,772                  18,243

MINORITY INTEREST IN SUBSIDIARY COMPANY                                                           744                   1,046

COMMITMENTS (NOTE 9)

STOCKHOLDERS' EQUITY
Preferred Stock - 5,000,000 shares authorized; 1,200,000 shares issued                         31,827                    --
Common Stock - $0.01 par value/1998; $0.00 par value/year-end 1997
      45,000,000 shares authorized; 24,000,000 shares issued                                      240                    --
Contributed capital                                                                           454,949                 274,070
Accumulated deficit                                                                          (575,076)                (42,138)
Cumulative translation adjustment                                                              (2,427)                 (1,798)
                                                                                          -----------             -----------
         Total stockholders' (deficit) equity                                                 (90,487)                230,134
                                                                                          -----------             -----------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $   520,080             $   483,644
                                                                                          ===========             ===========

          The accompanying notes are an integral part of these statements.

CCPC HOLDING COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                                                    Nine Months Ended
                                                                                          -----------------------------------
                                                                                          September 30,         September 30,
                                                                                              1998                  1997
                                                                                          -------------         -------------
CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES:
   Net (loss) income                                                                      $     (48,351)        $       7,157
   Adjustments to reconcile net (loss) income to net cash
      (used in) provided by operating activities:
      Depreciation and amortization                                                              26,671                27,346
      Amortization of deferred financing fees                                                     2,764                 --
      Minority interest in (earnings) losses of subsidiary                                         (302)                  232
      Loss on disposition of plant and equipment                                                    141                 1,119
      Deferred tax assets                                                                         3,918                    83
      Provision for postretirement benefits, net of cash paid                                     2,897                 2,816

   Changes in operating assets and liabilities:
      Accounts receivable                                                                            25                14,151
      Inventories                                                                               (18,355)              (30,994)
      Prepaid expenses and other current assets                                                  (3,825)                 (455)
      Accounts payable and accrued expenses                                                      10,286               (17,796)
      Other liabilities                                                                           3,245                 1,773
                                                                                          -------------         -------------
          NET CASH (USED IN) PROVIDED BY
           OPERATING ACTIVITIES                                                                 (20,886)                5,432
                                                                                          -------------         -------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Additions to property and equipment and other assets                                         (12,128)              (18,615)
   Other, net                                                                                     --                     (162)
                                                                                          -------------         -------------
          NET CASH USED IN INVESTING ACTIVITIES                                                 (12,128)              (18,777)
                                                                                          -------------         -------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
   Issuance of long-term debt                                                                   487,506                 --
   Repayment of long-term debt                                                                   (1,806)               (3,125)
   Interim financing                                                                            471,600                 --
   Repayment of interim financing                                                              (471,600)                --
   Dividend to Corning Incorporated                                                            (482,760)                --
   (Decrease) increase in net amounts due to Corning Incorporated                               (87,142)               11,256
   Shareholder capital contribution                                                             103,324                 --
   Issuance of preferred stock                                                                   30,000                 --
   Issuance of common stock                                                                         240                 --
   Deferred financing fees                                                                      (17,337)                --
                                                                                          -------------         -------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                                              32,025                 8,131
                                                                                          -------------         -------------

Effect of exchange rates on cash                                                                   (629)                 (444)
                                                                                          -------------         -------------
Net change in cash and cash equivalents                                                          (1,618)               (5,658)
Cash and cash equivalents at beginning of year                                                    4,345                 8,091
                                                                                          -------------         -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $       2,727         $       2,433
                                                                                          =============         =============

            The accompanying notes are an integral part of these statements.

CCPC HOLDING COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

                                                                                    Nine Months Ended
                                                                             -------------------------------
                                                                             September 30,     September 30,
                                                                                 1998              1997
                                                                             -------------     -------------
SUPPLEMENTAL DATA:
Income taxes paid, net                                                          $ 1,024           $ 6,495

Interest paid                                                                   $17,082           $ 8,245

Non-cash activity:
  Transaction-related expenses to be reimbursed by Corning                      $ 6,505           $  --
  Increase to deferred taxes resulting from the Recapitalization                $13,471           $  --
  Adjustment to postretirement liability for amounts assumed by Corning         $31,998           $  --
  Adjustment to pension liability for amounts assumed by Corning                $17,669           $  --
  Adjustment to accounts payable for liabilities retained by Corning            $ 7,913           $  --
  Preferred stock dividends                                                     $ 1,827           $  --





The accompanying notes are an integral part of these statements.

CCPC HOLDING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise indicated)


(1)      BASIS OF PRESENTATION
         Pursuant to Regulation 15(d) of the Securities Act of 1934, CCPC Holding Company, Inc. (CCPC) is filing herein its quarterly report on Form 10-Q which includes the first fiscal quarter subsequent to the quarter reported upon in its Form S-4 registration statement as filed with the Securities and Exchange Commission (SEC). The consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. The consolidated financial statements have been compiled without audit and are subject to such year-end adjustments as may be considered appropriate by the registrant and should be read in conjunction with CCPC's Form S-4 registration statement filed September 16, 1998.

         Subsequent to April 1, 1998, Corning Consumer Products Company changed its name to CCPC Holding Company, Inc. The consolidated balance sheet at September 30, 1998, the consolidated statements of operations for the nine months ended September 30, 1998, and the consolidated statement of cash flows for the nine months ended September 30, 1998, reflect the Recapitalization (see Note 2). The consolidated balance sheet at December 31, 1997, the consolidated statements of operations for the nine and three months ended September 30, 1997, and the consolidated statement of cash flows for the nine months ended September 30, 1997, present CCPC as a wholly-owned subsidiary of Corning Incorporated (Corning) prior to the Recapitalization.

(2)      RECAPITALIZATION

         On March 2, 1998, Corning, CCPC, Borden, Inc., and CCPC Acquisition Corp. entered into a Recapitalization Agreement.

         On March 16, 1998, the CCPC board of directors approved a 24,000-for-1 common stock split. This increased the common shares outstanding from 1,000 to 24,000,000. In addition, the Board of Directors approved an increase in the number of authorized shares from 1,000 to 45,000,000 and an increase in the par value from $0.00 to $0.01 per share. Share amounts have been restated for all periods presented.

         On April 1, 1998, pursuant to the Recapitalization Agreement, CCPC Acquisition Corp. acquired 22,080,000, or 92%, of the outstanding shares of common stock of CCPC from Corning for $110,400. CCPC then borrowed $471,600 and paid a cash dividend to Corning of $472,600. Corning retained 1,920,000, or 8%, of the outstanding shares of common stock of CCPC. Also on April 1, 1998, CCPC issued and sold 1,200,000 shares of junior preferred stock to CCPC Acquisition Corp. for $30,000. CCPC paid an additional $10,200 to Corning in July 1998 relating to certain provisions of the Recapitalization Agreement.

         As a result of the Recapitalization, contributed capital increased by $181,119. The net capital contribution consisted of certain indebtedness, certain post-retirement medical and life insurance liabilities, certain pension liability obligations, workers' compensation, and product liability obligations.

(3)      RESTRUCTURING

         CCPC is continuing its efforts to further reduce manufacturing, assembly, and distribution costs. As a result of these efforts, in the third quarter of 1998, CCPC recorded a restructuring charge of $2,980 related to the restructuring of certain Asia operations and domestic facilities.

(4)      INVENTORIES

         Inventories shown on the accompanying balance sheets were comprised of the following:

                                           September 30,           December 31,
                                               1998                    1997
                                           -----------             ------------

         Finished goods                    $    69,994             $    62,434
         Work in process                        61,735                  56,684
         Raw materials                          12,571                   5,030
         Supplies and packing materials         11,341                  14,100
                                           -----------             -----------
         Total inventories                     155,641                 138,248
         Decrease to LIFO valuation             (1,148)                 (2,110)
                                           -----------             -----------
                                           $   154,493             $   136,138
                                           ===========             ===========

(5)      RELATED PARTY TRANSACTIONS

         The following transactions with Corning are included in the consolidated statements of income for the nine and three months ended September 30, 1998 and 1997:

                                                                 Nine Months Ended                   Three Months Ended
                                                          ------------------------------      -------------------------------
                                                          September 30,    September 30,      September 30,     September 30,
                                                              1998               1997              1998              1997
                                                          -------------    -------------      -------------     -------------
         Commission expense                                $       1         $    670           $      3           $    180
         Interest expense from Corning                         1,296            5,792              --                 1,705
         Interest expense to Borden, Inc.
           and an affiliate of Borden, Inc.                    2,368             --                --                 --
         Centralized services                                 11,229           14,400              5,785              4,800
         Other corporate administrative expenses                --             13,806              --                 4,602
         Management fees to Corning                              437             --                --                 --
         Management fees to Borden                               750             --                  375              --

         Sales are made by CCPC to certain Corning subsidiaries which subsequently resell the products to third parties. CCPC pays these subsidiaries a sales commission for sales made on CCPC's behalf. Corning utilizes the CCPC Canada operations as a sales office and pays commissions on Corning sales generated.

         Amounts due to and from Corning as a result of the above and other transactions bear interest at a rate based on the 30-day London Interbank Offered Rate (LIBOR) plus 3/8%. Interest expense due to Borden, Inc. and affiliates of Borden, Inc. relates to interim financing of $471,600 at 9.5% which was borrowed and repaid during the second quarter of 1998.

         Corning provides certain administrative and operating support (reflected above as centralized services) including financial services, information systems support, risk management, purchasing, transportation, benefit plans administration, and engineering services. CCPC is charged for this support using various allocation bases including number of employees, related payroll costs, and direct efforts expended. These costs, which are included in cost of sales and selling, general, and administrative expenses, as well as certain corporate center costs, are charged to CCPC by Corning under a transition service agreement at a rate agreed upon by the management of CCPC. Management believes that the methodology used to allocate the costs is reasonable, but may not necessarily be indicative of the costs that would have been incurred had these functions been performed by CCPC.

         Other corporate administrative expense related to certain corporate center costs such as administrative, tax, treasury, and technical support provided by Corning to CCPC were charged out under a service agreement at an overall rate agreed upon by the management of CCPC. In 1998, these services are charged out under the transition service agreement and are included in selling, general, and administrative expenses (reflected above as centralized services). CCPC paid Corning $437 in management fees in the first quarter of 1998. Beginning in the second quarter of 1998, CCPC pays Borden, Inc. a management fee of $375 per quarter.

(6)      CHANGES IN STOCKHOLDERS' EQUITY

                                                  Nine Months Ended
                                                     September 30,
                                                        1998
                                                     -----------

         Preferred Stock:
           Balance at beginning of year                    --
           Issuance of preferred stock               $    30,000
           Preferred stock dividends                       1,827
                                                     -----------
           Balance at end of period                       31,827
                                                     -----------

         Common Stock
           Balance at beginning of year                    --
           24,000-for-one stock split                        240
                                                     -----------
           Balance at end of period                          240
                                                     -----------

         Contributed Capital:
           Balance at beginning of year                  274,070
           24,000-for-one stock split                       (240)
           Capital contribution                          181,119
                                                     -----------
           Balance at end of period                      454,949
                                                     -----------

         Accumulated Deficit:
           Balance at beginning of year                  (42,138)
           Net loss                                      (48,351)
           Preferred stock dividends                      (1,827)
           Dividend to Corning Incorporated             (482,760)
                                                     -----------
           Balance at end of period                     (575,076)
                                                     -----------

         Cumulative Translation Adjustment:
           Balance at beginning of year                   (1,798)
           Translation adjustment                           (629)
                                                     -----------
           Balance at end of period                       (2,427)
                                                     -----------

         Stockholders' Equity                        $   (90,487)
                                                     ===========

(7)      BORROWINGS

         CCPC incurred substantial indebtedness as a result of the Recapitalization. On April 1, 1998, CCPC entered into an interim financing agreement with Borden, Inc. and an affiliate of Borden, Inc. providing $471,600 in financing at 9.5% maturing December 31, 1998. The interim financing was repaid in May 1998 with the proceeds of borrowings under senior credit facilities from a syndicate of banks and other financial institutions and the issuance of senior subordinated notes in a private placement. On October 23, 1998, CCPC exchanged the privately placed senior subordinated notes for 9 5/8% Series B Senior Subordinated Notes due 2008 which have been registered under the Securities Act.

         The senior credit facilities provide term loans of $200,000 and a revolving credit facility of up to $275,000 of which $87,200 was outstanding at September 30, 1998. The senior credit facilities provide for nominal annual amortization of the term loans and final maturity in 2006. The senior credit facilities contain provisions under which interest rates on the term loans, and the revolving credit loans, are adjusted in increments based on the rate of consolidated total debt to adjusted cash flow. At September 30, 1998, the term loan rate was at 7.53% and the weighted average interest rate for the revolving credit facility was 7.34%. The commitments for revolving credit loans expire in 2005. The 9 5/8% Series B senior subordinated notes carry a principal amount of $200,000 and mature in 2008.

         In addition, at September 30, 1998 and December 31, 1997, CCPC had outstanding certain industrial development bonds bearing interest at an average rate of 3.4% per annum and 4.0% per annum, respectively. The bonds mature on various dates through 2005 and had an outstanding aggregate balance of $8,400 and $10,300 at September 30, 1998 and December 31, 1997, respectively.

         In March 1997, CCPC consolidated certain outstanding notes and debentures, which had previously been allocated to CCPC by Corning. The notes and debentures were combined into CCPC's revolving credit agreement which was increased to provide for borrowings of up to $200,000 at a rate of 30-day LIBOR plus 3/8% due on demand. At December 31, 1997, the aggregate amount of intercompany debt outstanding was $87,142.

(8)      COMPREHENSIVE INCOME

         As of January 1, 1998, CCPC implemented Financial Accounting Standard No. 130, "Reporting Comprehensive Income." This pronouncement, which is solely a financial statement presentation standard, requires CCPC to disclose non-owner changes included in stockholders' equity but not included in net earnings. Comprehensive income was computed as follows:

                                                                 Nine Months Ended                   Three Months Ended
                                                          ------------------------------      -------------------------------
                                                          September 30,    September 30,      September 30,     September 30,
                                                              1998               1997              1998              1997
                                                          -------------    -------------      -------------     -------------
         Net (loss) income                                 $  (48,351)      $    7,157         $   (9,092)        $    3,707
         Foreign currency translation adjustments                (629)            (444)              (218)               (67)
                                                           ----------       ----------         ----------         ----------
         Comprehensive income                              $  (48,980)      $    6,713         $   (9,310)        $    3,640
                                                           ==========       ==========         ==========         ==========

(9)      COMMITMENTS

         The company is a defendant or plaintiff in various claims and lawsuits arising in the normal course of business. The company believes, based upon information it currently possesses, and taking into account established reserves for estimated liabilities and its insurance coverage, that the ultimate outcome of the proceedings and actions is unlikely to have a material adverse effect on the company's financial position or results of operations.

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS
               (DOLLARS IN THOUSANDS, UNLESS OTHERWISE INDICATED)

CCPC is a leading manufacturer and marketer of oven/bakeware, dinnerware and rangetop cookware. The company has strong positions in major channels of distribution for its products in the United States and has also achieved a significant presence in certain international markets, primarily Canada, Asia, Australia and Latin America. In the United States, CCPC sells both on a wholesale basis to retailers, distributors, and other accounts that resell the company's products and on a retail basis through company-operated outlet stores. In the international market, CCPC has established its presence through an international sales force along with localized distribution and marketing capabilities.

                                            Three Months Ended                               Nine Months Ended
                              ---------------------------------------------     ---------------------------------------------
                              September 30,   September 30,                     September 30,   September 30,
                                  1998            1997           Change             1998            1997            Change
                              -------------   -------------   -------------     -------------   -------------   -------------
NET SALES
United States                 $     112,213   $     111,333   $         880     $     297,801   $     292,981   $       4,820
Asia                                  3,799          13,224          (9,425)           13,416          46,949         (33,533)
Other International                  18,926          20,720          (1,794)           53,190          59,250          (6,060)
                              -------------   -------------   -------------     -------------   -------------   -------------
     Net Sales                $     134,938   $     145,277   $     (10,339)    $     364,407   $     399,180   $     (34,773)
                              =============   =============   =============     =============   =============   =============

OPERATING INCOME*
United States                 $       1,834   $         517   $       1,317     $        (330)  $      (9,697)  $       9,367
Asia                                 (2,917)          4,748          (7,665)           (3,510)         17,333         (20,843)
Other International                   3,637           3,636               1             9,778          11,379          (1,601)
                              -------------   -------------   -------------     -------------   -------------   -------------
     Operating Income*        $       2,554   $       8,901   $      (6,347)    $       5,938   $      19,015   $     (13,077)
                              =============   =============   =============     =============   =============   =============

*excluding the impact of transaction related expenses. The discussion of operating results below also excludes transaction related expenses.

Net sales for the third quarter and first nine months of 1998 totaled $134,938 and $364,407, respectively, compared to 1997 net sales of $145,277 and $399,180, respectively. Operating income for the third quarter and first nine months of 1998, excluding the impact of transaction related expenses, totaled $2,554 and $5,938, respectively, compared to 1997 operating income of $8,901 and $19,015, respectively. Operating results for both periods in 1998 reflect the continued effect of economic disruptions in Asia and the impact of temporary interruptions of production resulting from an acclerated inventory reduction program in the third quarter of 1998.

In the United States, net sales for the third quarter and first nine months of 1998 were up $880 and $4,820, respectively, compared to the same periods last year. The increase in third quarter 1998 domestic net sales resulted from increased shipments to mass merchants partially offset by declines in other distribution channels. Sales at company-operated outlet stores for the third quarter 1998 were even with the same period last year. The increase in domestic sales for the first nine months of 1998 resulted from increased shipments to mass merchants and higher sales at company-operated outlet stores offset by declines in other distribution channels. International net sales for the third quarter and first nine months of 1998 were down $11,219 and $39,593, respectively, when compared to the same periods in 1997 due primarily to declines in net sales in Asia.

Gross profit as a percentage of net sales for the third quarter and first nine months of 1998 was 32% and 33%, respectively, compared to 34% and 35% for the same periods in 1997. The decline in the gross profit percentage for both periods was primarily attributable to the decline in higher margin Asian sales.

Selling, general, and administrative expenses and other corporate administrative expenses as a percentage of net sales for the third quarter and first nine months of 1998 was 28% and 31%, respectively, compared with 28% and 29% for the same periods in 1997. For the third quarter and first nine months of 1998,company-operated outlet store expenses increased to support higher outlet store sales. In the third quarter, these expenses were offset by a reduction in administrative costs as a result of CCPC's separation from Corning.

Operating income in the United States increased in the third quarter by $1,317 and the operating loss for the first nine months of 1998 declined by $9,367 compared to the same periods in 1997 due primarily to cost savings related to corporate administrative expenses as a result of the Recapitalization and the increase in domestic sales. Prior to the Recapitalization, CCPC received an allocation of corporate expenses from Corning which was calculated as a percentage of budgeted sales per an agreement between both companies. Beginning January 1, 1998, CCPC no longer received the allocation of corporate expenses from Corning. Charges relating to services previously performed by Corning have been classified as selling, general, and administrative expenses in 1998 and were calculated using agreed upon prices per a transition services agreement. International operating results for the third quarter and first nine months of 1998 decreased $7,664 and $22,444, respectively, due primarily to a decline in operating results in Asia. Economic disruptions in Asia are expected to continue to negatively impact results for the remainder of the year.

Transaction related expenses primarily consist of cash and non-cash compensation, financing costs and other cash expenses associated with the Recapitalization (see Note 2 of Notes to Consolidated Financial Statements). In the first nine months of 1998, CCPC recorded a charge of $28,866 for certain cash and non-cash expenses, $17,400 of which were cash payments relating to compensation that were reimbursed by Corning. These cash and non-cash compensation expenses are associated with arrangements entered into by Corning with certain current employees and union employees of Corning who accepted employment with CCPC. The remaining transaction related expenses consist of costs incurred in 1998 for fees and services related to the Recapitalization.

CCPC is continuing its efforts to further reduce manufacturing, assembly, and distribution costs. As a result of this effort, in the third quarter of 1998, CCPC recorded a restructuring charge of $2,980 related to the restructuring of certain Asia operations and domestic facilities.

TAXES ON INCOME

CCPC's effective tax rate varies between years due to certain tax adjustments which were made as a result of the Recapitalization . For the third quarter and first nine months of 1998, CCPC recorded income tax expense of $402 and $2,120, respectively, on net pretax losses for the same periods of $8,877 and $46,533, respectively. Income tax expense for 1998 reflects certain non-deductible expenses relating to the Recapitalization and an increase to the valuation allowance for net operating loss carryforwards. The effective tax rate for the third quarter and first nine months of 1997 was 42%. For periods prior to the Recapitalization, CCPC was included in the consolidated federal income tax return filed by Corning and maintained a tax sharing arrangement with Corning which required CCPC to compute the provision for income taxes on a separate return basis and pay to, or receive from, Corning the separate U.S. federal income tax return liability or benefit, if any.

LIQUIDITY AND CAPITAL RESOURCES

CCPC incurred substantial indebtedness as a result of the Recapitalization. On April 1, 1998, CCPC entered into an interim financing agreement with Borden, Inc. and an affiliate of Borden, Inc. providing $471,600 in financing at 9.5% maturing December 31, 1998. The interim financing was repaid in May 1998 with the proceeds of borrowings under senior credit facilities from a syndicate of banks and other financial institutions and the issuance of senior subordinated notes in a private placement. On October 23, 1998, CCPC exchanged the privately placed senior subordinated notes for 9 5/8% Series B Senior Subordinated Notes due 2008 which have been registered under the Securities Act.

The senior credit facilities provide term loans of $200,000 and a revolving credit facility of up to $275,000 of which $87,200 was outstanding at September 30, 1998. The senior credit facilities provide for nominal annual amortization of the term loans and final maturity in 2006. The senior credit facilities contain provisions under which interest rates on the term loans, and the revolving credit loans, are adjusted in increments based on the rate of consolidated total debt to adjusted cash flow. At September 30, 1998, the term loan rate was at 7.53% and the weighted average interest rate for the revolving credit facility was 7.34%. The commitments for revolving credit loans expire in 2005. The 9 5/8% Series B senior subordinated notes carry a principal amount of $200,000 and mature in 2008.

In addition, at September 30, 1998 and December 31, 1997, CCPC had outstanding certain industrial development bonds bearing interest at an average rate of 3.4% per annum and 4.0% per annum, respectively. The bonds mature on various dates through 2005 and had an outstanding aggregate balance of $8,400 and $10,300 at September 30, 1998 and December 31, 1997, respectively.

In March 1997, CCPC consolidated certain outstanding notes and debentures, which had previously been allocated to CCPC by Corning. The notes and debentures were combined into CCPC's revolving credit agreement which was increased to provide for borrowings of up to $200,000 at a rate of 30-day LIBOR plus 3/8% due on demand. At December 31, 1997, the aggregate amount of intercompany debt outstanding was $87,100.

In the first nine months of 1998, CCPC's operating activities used cash of $20,886 compared to cash provided by operating activities of $5,432 during the same period in 1997. The decline in operating cash flows is primarily attributable to the decline in sales and operating income. Investing activities used cash of $12,128 for the first nine months of 1998 compared to $18,777 due to lower capital expenditures in 1998. Net cash provided by financing operations totaled $32,025 for the first nine months of 1998 compared to $8,131 for the same period in 1997 due primarily to the transactions associated with the Recapitalization.

The company's ability to fund its working capital needs, planned capital expenditures, scheduled debt payments and lease payments and to comply with all of the financial covenants under its debt agreements, depends on its future operating performance and cash flow, which in turn are subject to prevailing economic conditions and to financial, business, and other factors, some of which are beyond the company's control. The credit facilities and indentures relating to the notes contain numerous financial and operating covenants. In addition, the credit facilities also require the company to meet certain financial ratios and tests including a ratio of debt to EBITDA and EBITDA to cash interest expense (where EBITDA represents adjusted cash flow as described more fully in the credit facilities). The company is currently in compliance with its covenants at September 30, 1998. Certain covenant calculations include operating income from the previous four quarters and therefore include the fourth quarter of 1997. Although management believes that the Company will be in compliance with its covenants as of year end, further deterioration in Asia or a downturn in the remainder of the business could result in a failure to comply.

YEAR 2000

OVERVIEW

The year 2000 issue is the result of computer programs written using two digits rather than four digits to define the applicable year. Any of CCPC's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than year 2000. This could result in a system failure or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. If not addresses, the Year 2000 issue could have a material adverse impact on the business operations and financial results of CCPC.

To address this issue, CCPC's year 2000 program is a risk-based plan divided into three phases that are being executed by both internal and external resources. These phases are: Phase I - an inventory of all systems, assigning a business priority for each system and performing a preliminary assessment of year 2000 susceptibility; Phase II - completion of a detailed year 2000 susceptibility analysis and development of remediation plans and contingency plans; and Phase III - implementation of the remediation plans, and if necessary, contingency plans and completing final system testing.

The year 2000 efforts are divided into three areas that include, (1) systems being replaced by new enterprise-wide system implementations; (2) systems that will not be replaced by the new enterprise-wide system implementations, including non-information technology systems such as plant process controls; and (3) external suppliers and customers. A discussion of each area of activity relative to the three phased approaches follows.

ENTERPRISE-WIDE SYSTEMS

CCPC is in the process of implementing a comprehensive enterprise resource management system. This system will replace approximately 90% of CCPC's business transaction systems. The remaining 10%, comprised of benefits administration and payroll, will be outsourced to a year 2000 compliant service bureau. Implementation of these new systems are underway with Phase I and II complete except for the development of certain contingency plans. Phase III has begun and is expected to be completed by April 1, 1999.

OTHER SYSTEMS

For the systems not to be replaced by enterprise-wide implementations, Phase I is complete, Phase II is substantially complete, and Phase III remediation has begun. CCPC plans to substantially complete in 1998 the remediation of "mission critical" systems not to be replaced by the new enterprise-wide systems. System remediation not completed in 1998 and all system testing activities are planned to be completed by June 30, 1999, with the exception of some isolated plant systems with "marginal" impact which will be done by December 1999.

SUPPLIERS AND CUSTOMERS

CCPC is in Phase I of the plan to assess and address the risks related to third party suppliers and customers. As a result of initial inquiries, supplier responses have been received. These responses are being evaluated and procedures are being performed to determine the extent to which CCPC may be vulnerable to the failure of third parties to resolve their own year 2000 issues. Customer assessments and actions are scheduled for the first half of 1999. Efforts related to suppliers and customers, including the development of contingency plans where appropriate, are targeted for completion by June 30, 1999. Although CCPC's systems do not rely significantly on systems of other companies, CCPC cannot provide assurance that failure of third parties to address the year 2000 issue will not have an adverse impact on the business operations and results.

COSTS

Significant investments in enterprise-wide information systems have been made that will total approximately $16,500 by the year 2000. The cost to make the remaining systems year 2000 compliant is estimated to be $600. As of September 30, 1998, CCPC had incurred costs of approximately $4,500 for enterprise-wide systems and approximately $238 for other systems and efforts.

RISKS

Due to the general uncertainty inherent in the year 2000 problem, including the uncertainty associated with suppliers and customers, the potential effect on the financial results and condition of CCPC has not been measured. CCPC intends the year 2000 program to be completed on a timely basis so as to significantly reduce the level of uncertainty and the impact on business operations and financial results. CCPC will develop contingency plans to reduce the impact of non-compliant customer and supplier transactions and to remediate internal systems.

Readers are cautioned that Forward-looking statements contained in the year 2000 section should be read in conjunction with the disclosure under the heading: "Forward-Looking and Cautionary Statements".

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

CCPC and its officers may, from time to time, make written or oral statements regarding the future performance of the company, including statements contained in the company's filings with the Securities and Exchange Commission. Investors should be aware that these statements are based on currently available financial, economic, and competitive data and on current business plans. Such statements are inherently uncertain and investors should recognize that events could cause the company's actual results to differ materially from those projected in forward-looking statements made by or on behalf of the company. Such risks and uncertainties are primarily in the areas of results of operations by business unit, liquidity, legal liabilities, year 2000 compliance, and risk management.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no pending legal proceedings which are material in relation to the consolidated financial statements of CCPC.

CCPC has been engaged in, and will continue to be engaged in, the defense of product liability claims related to its products, particularly its bakeware and cookware product lines. The company maintains product liability coverage, subject to certain deductibles and maximum coverage levels that the company believes is adequate and in accordance with industry standards.

In addition to product liability claims, from time to time the company is involved in various legal actions in the ordinary course of business. The company is not currently involved in any legal actions which, in the belief of management, could have a material adverse impact on the company.

On May 12, 1998, the company received a claim from Rubbermaid Incorporated alleging that Corning Ware(R) Pop-ins(TM) infringe four patents owned by Rubbermaid Incorporated. On October 29, 1998, the company and Rubbermaid Incorporated reached a mutually agreed settlement of this issue. The settlement will not have a material impact on CCPC's financial results for the current year.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  See the Exhibit Index which is located on page 17.

Other items under Part II are not applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CCPC HOLDING COMPANY, INC.
                                         --------------------------
                                               (Registrant)


November 11, 1998                          /s/ PETER F. CAMPANELLA
-----------------                          -----------------------
     Date                                    Peter F. Campanella
                                    President and Chief Executive Officer

November 11, 1998                           /s/ ANTHONY P. DEASEY
-----------------                           ---------------------
     Date                                     Anthony P. Deasey
                                        Senior Vice President-Finance
                                         and Chief Financial Officer

                           CCPC HOLDING COMPANY, INC.
                                  EXHIBIT INDEX

                     This exhibit is numbered in accordance
               with Exhibit Table I of Item 601 of Regulation S-K



                                                                   Page number
                                                                   in manually
Exhibit #                 Description                            signed original
---------                 -----------                            ---------------
  12               Computation of ratio of earnings to combined
                   fixed charges and preferred dividends               18

  27               Financial Data Schedule