Form 10-K405
period 1998-12-31
CCPC HOLDING CO INC
filed 1999-03-31
CIK 1063574

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
     OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED:                     COMMISSION FILE NUMBER:
             DECEMBER 31, 1998                                 333-57099

                            ------------------------

                           CCPC HOLDING COMPANY, INC.

                                  (Registrant)

                  DELAWARE                                      16-1403318
          (State of incorporation)                 (I.R.S. Employer Identification No.)

 ONE PYREX PLACE, P.O. BOX 1555, ELMIRA, NEW                    14902-1555
                    YORK                                        (Zip Code)
  (Address of principal executive offices)

        Registrant's telephone number, including area code: 607-377-8000

                            ------------------------

    SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT: NONE

    SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT: NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for at least the past 90 days. Yes _X_ No ______

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will be contained, to the best of registrant's knowledge, in any information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes _X_ No ______

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

    24,000,000 shares of CCPC Holding Company, Inc.'s, $0.01 Par Value, were outstanding as of March 29, 1999.

    Documents incorporated by reference in this annual report--NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1--BUSINESS
  (ALL DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

GENERAL

    CCPC Holding Company, Inc. (CCPC or the Company) is a leading manufacturer and marketer of housewares, including bakeware, dinnerware and rangetop cookware. The Company believes that its brands, including Corning
Ware-Registered Trademark-, Pyrex-Registered Trademark-,
Corelle-Registered Trademark-, Revere Ware-Registered Trademark- and Visions-Registered Trademark-, constitute one of the broadest and best recognized collection of brands in the U.S. housewares industry.

    The Company's business began as an unincorporated division of Corning Incorporated (Corning) in 1915 with the invention of the heat-resistant glass that has become known as Pyrex-Registered Trademark- brand glassware. In 1958, Corning introduced Corning Ware-Registered Trademark- bakeware, a versatile glass-ceramic cookware product evolved from materials originally developed for a U.S. ballistic missile program. Corelle-Registered Trademark- dinnerware, a proprietary three-layer, two-glass product with high mechanical strength properties and designed for everyday use, was launched in 1970. Visions-Registered Trademark- cookware, a lower cost, clear glass-ceramic cookware line, was introduced in 1982. In 1988, Corning supplemented its cookware product lines with the acquisition of the Revere business, which manufactures and distributes stainless steel cookware and rangetop products (including, more recently, non-stick aluminum products) under the Revere Ware-Registered Trademark- brand.

    The Company was formed in 1991 when Corning, in an effort to expand the international sales of its consumer products, entered into a joint venture with Vitro S.A., the leading glass manufacturer in Mexico. In connection with that joint venture (which was unwound in 1993 when it did not achieve its strategic and financial objectives), Corning contributed or licensed to the Company substantially all of its assets used in Corning's consumer products business. In November 1994, Corning and the Company sold their European, Russian, Middle Eastern and African consumer products businesses to Newell, a significant competitor of the Company, and agreed for a 5-year period not to manufacture, sell, or distribute competing products in such territories (other than through Newell). Related license and other agreements further limit the Company's right to do business in these territories.

    On March 2, 1998, Corning, CCPC, Borden, Inc. (Borden), and CCPC Acquisition Corp. entered into a Recapitalization Agreement pursuant to which on April 1, 1998 (Closing Date) CCPC Acquisition acquired 92% of the outstanding shares of common stock, par value $0.01 per share, of CCPC from Corning for $110,400 (Recapitalization). The stock acquisition was financed by an equity investment in CCPC Acquisition by BW Holdings LLC, an affiliate of Kohlberg, Kravis Roberts & Co., L.P. (KKR) and the parent company of Borden and CCPC Acquisition. Pursuant to the Recapitalization Agreement, CCPC paid a cash dividend to Corning of $472,600 prior to the consummation of the Recapitalization. On July 10, 1998, post-closing adjustments to the cash dividend were agreed upon by CCPC and Corning, and the Company distributed $10,160 to Corning. As a result of the Recapitalization, Corning continues to hold 8.0% of the outstanding shares of common stock of CCPC.

    Pursuant to the Recapitalization Agreement, the Company will change its corporate name to remove the word "Corning" within three years of the Closing Date (although the Company has retained the right to use the word "CorningWare" in its corporate name). The Company is currently in the process of determining its new corporate name.

PRODUCTS

    The Company's products are sold primarily in the bakeware, dinnerware and rangetop cookware categories under five core brand names. The following table sets forth the sales of the Company's products in their primary segments from 1996 through 1998.

                                                                YEAR ENDED DECEMBER 31,
                                                           ----------------------------------
                                                              1998        1997        1996
                                                           ----------  ----------  ----------
NET SALES:
Bakeware.................................................  $  197,400  $  206,499  $  235,353
Dinnerware...............................................     163,336     186,642     187,202
Rangetop Cookware........................................     100,721     109,667     140,577
Other....................................................      71,611      70,052      69,274
                                                           ----------  ----------  ----------
      Total..............................................  $  533,068  $  572,860  $  632,406
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------

BAKEWARE

    CORNING WARE-REGISTERED TRADEMARK-. Corning Ware-Registered Trademark-bakeware was introduced in 1958 as a cookware that "does it all," going from freezer to oven to stovetop to refrigerator to table. This versatility results from the Corning Ware-Registered Trademark- manufacturing process, which creates a glass-ceramic material with high resistance to thermal shock. This glass-ceramic material was originally fabricated for missile nose cones due to its ability to withstand thermal extremes. Corning Ware-Registered Trademark-products include round, oval and square cooking/serving vessels with glass and plastic covers and comprise four product lines: Corning
Ware-Registered Trademark- French White-TM-, Corning Ware-Registered Trademark-Classics-TM-, Corning Ware-Registered Trademark- Pop-Ins-TM- and Corning Ware-Registered Trademark- Casual Elegance.-TM-

    PYREX-REGISTERED TRADEMARK-. Pyrex-Registered Trademark- products are made of borosilicate and tempered soda lime glass and are available in a number of colors, shapes and sizes. The Company's Pyrex-Registered Trademark- products comprise four product lines: Pyrex-Registered Trademark- Originals-TM-, Sculptured Pyrex-TM-, Storage Plus-Registered Trademark- and Pyrex Portables-Registered Trademark-.

DINNERWARE

    CORELLE-REGISTERED TRADEMARK-. Corelle-Registered Trademark-, the Company's dinnerware product line developed in 1971, is produced using a proprietary manufacturing process. This manufacturing process combines three layers of glass and allows the Company to manufacture a dinnerware that is durable and break/chip resistant, as well as light, thin and stackable.

    OTHER DINNERWARE. CCPC manufactures a glass ceramic tableware product sold to restaurants and other institutions under the Pyroceram-Registered Trademark-trademark. Corelle-Registered Trademark- cups and mugs are also produced using this material. The manufacturing process involves pressing and glazing the shapes to yield a durable and aesthetically pleasing product.

RANGETOP COOKWARE

    REVERE WARE-REGISTERED TRADEMARK-.  The Company's Revere
Ware-Registered Trademark- brand products include stainless steel cookware that is manufactured by the Company and aluminum non-stick cookware that is made by other manufacturers.

    The Company's Revere Ware-Registered Trademark- stainless steel cookware products are comprised of the traditional Revere Ware-Registered Trademark-product line and the Revere Ware-Registered Trademark- Solutions-TM- and Revere Ware-Registered Trademark- Proline-TM- product lines. Certain Revere Ware-Registered Trademark- Solutions-TM- products feature patented double pourspouts and steam holes, steam venting nozzles and textured handles. Revere Ware-Registered Trademark- Proline-TM- products are professional style, stainless steel products which compete at higher price points.

    VISIONS-REGISTERED TRADEMARK-. Introduced in the United States in 1982, Visions-Registered Trademark- products are made with a translucent glass-ceramic material that allows customers to see what they are cooking. The Company manages Visions-Registered Trademark- as a specialty line focused on promotional programs and markets Visions-Registered Trademark- products in areas where water-based cooking and simmering are relevant to a market's or community's culture.

OTHER

    The Company's "Other" sales include selected table top and kitchen accessories manufactured by third parties which are coordinated with the Corelle-Registered Trademark- line of dinnerware and the Revere Ware-Registered Trademark- line of stainless steel cookware. These products, which include ceramics, flatware, linens, storage ware and teapots, are sold primarily in the Company's outlet stores and a small portion is sold under license to other retailers.

NEW PRODUCT DEVELOPMENT

    New products are developed using a disciplined development process adopted by the Company. This process is designed to reduce the risk associated with new product development projects through the early assessment of a product's market viability, and to compress product development cycle time through the use of the Company's proprietary design and modeling software. This new product development process leverages the Company's extensive qualitative and quantitative research knowledge and has reduced development time, focused resources on projects with high market potential and decreased large expenditures on product concepts with low market viability.

    Additional information about CCPC and its products is discussed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, appearing on pages 13 through 21, and Note 15 of the Notes to Consolidated Financial Statements appearing on page 41.

MARKETING AND DISTRIBUTION

    The Company's products are sold in the United States and in over 30 foreign countries. In the United States (which accounted for approximately 80% of the Company's net sales in 1998), the Company sells both on a wholesale basis to retailers, distributors and other accounts that resell the Company's products and on a retail basis through Company-operated outlet stores.

DOMESTIC WHOLESALE

    In the United States, the Company sells to approximately 500 customers, made up primarily of mass merchants, department stores, specialty retailers, as well as through other channels, including retail food stores, catalog showrooms and direct mail.

    During the last three years, the Company has significantly narrowed the number of U.S. customers it services directly (from approximately 900 accounts in 1995 to approximately 500 as of December 31, 1998) enabling the Company to focus on higher profit accounts while shifting many lower profit accounts to distributors of the Company.

DOMESTIC RETAIL

    The Company operates a network of outlet stores in 48 states, located primarily in outlet malls. The Company's outlet stores, which carry an extensive range of the Company's products, enable the Company to participate in broader distribution and to profitably sell slower-moving inventory. The Company believes that its outlet stores, which also sell complementary kitchen accessories, have developed marketing and pricing strategies that generate sales which supplement, rather than compete with, its wholesale customers. The Company-operated outlet stores also promote and strengthen the Company's brands, enabling the

Company to provide customers a broader assortment of products beyond products that are commonly stocked by third party retailers.

INTERNATIONAL

    The Company's 30-person international sales force, together with localized distribution and marketing capabilities, have allowed the Company to become an established marketer of bakeware and dinnerware in Canada, Korea, Australia, Japan, Singapore, Taiwan, Hong Kong, Mexico and Brazil. The Company believes that developing localized distribution capabilities is critical to continued growth in international markets and, as a result, has made investments in localized distribution facilities in Brazil, Malaysia, Canada and Australia.

EUROPEAN, RUSSIAN, MIDDLE EASTERN AND AFRICAN CONSUMER PRODUCTS BUSINESS

    In November 1994, Corning and the Company sold to Newell all of the outstanding stock of Corning Consumer Limited ("CC Limited"), Corning Consumer GmbH ("CC GmbH") and Corning Consumer S.A ("CCSA"), subsidiaries of Corning and the Company through which the Company's consumer products business was conducted in Europe, Russia, the Middle East, and Africa (collectively, the "Newell Territory"). Corning and the Company granted to Newell, CC Limited, CC GmbH and CCSA the exclusive right to use certain trademarks within the Territory. In addition, Corning and the Company agreed for a five-year period (which expires in November 1999), subject further to certain exclusive distribution agreements with Newell, not to manufacture, sell or distribute competing products in the Newell Territory. Currently, Newell serves as the exclusive sales representative and distributor for certain of the Company's products in the Newell Territory, which represented less than 1% of the Company's net sales in 1998.

CUSTOMER SERVICE: SALES AND MARKETING SUPPORT

    Management believes that service is a key part of the Company's product offering. The close relationships and frequent contact with its large customers provide the Company with sales opportunities and application ideas. The Company, through its sales team, provides its customers with sales and marketing support. In addition, the Company has a dedicated consumer information center in Waynesboro, Virginia staffed by approximately 60 consumer service representatives who may be contacted through a toll-free number. The consumer facility responds to consumer inquiries on topics such as warranty claims, rebate programs and store referrals.

SALES

    The Company's domestic customers are served by a combination of Company salespeople and independent, commissioned representatives. The Company's top 100 accounts are serviced by the Company's direct sales force teams, each consisting of four or five salespeople which are organized (i) by account, for the Company's most significant customers and (ii) by region, for the balance of the top 100 accounts. The teams are directly accountable for revenues, allowances, promotional spending and account profitability. The Company's sales teams dedicate their primary focus to the top 25 customers. Members of the sales teams regularly call on the Company's customers to develop an in-depth understanding of each customer's competitive environment and opportunities. Smaller wholesale accounts are serviced by approximately 40 independent, commissioned sales representatives. The Company's 30-person international sales force, with personnel located in ten countries, work with local retailers and distributors to optimize product assortment, consumer promotions and advertising for local preferences.

MARKETING SUPPORT

    The Company provides its customers with extensive marketing support. The Company conducts extensive research on housewares industry trends, including consumer color and design preferences.

COMPETITION

    The market for the Company's products is highly competitive and the housewares industry is trending towards consolidation. Competition in the United States is affected not only by domestic manufacturers but also by the large volume of foreign imports. Recently the Company has experienced increased competition in the United States from low-cost Far-Eastern competitors and expects this trend to continue in the future. The market for housewares outside the United States and Europe is relatively fragmented and differs by country and region. Internationally, depending on the country or region, the Company competes with other U.S. companies operating abroad, locally manufactured goods and international companies competing in the worldwide bakeware, dinnerware and rangetop cookware categories.

    A number of factors affect competition in the sale of bakeware, dinnerware and rangetop cookware manufactured and/or sold by the Company, including, but not limited to quality, price competition and price point parameters established by the Company's various distribution channels. Shelf space is a key factor in determining retail sales of bakeware, dinnerware and rangetop cookware products. A competitor that is able to maintain or increase the amount of retail space allocated to its product may gain a competitive advantage for that product. In addition, new product introductions are an important factor in the categories in which the Company's products compete. Other important competitive factors are brand identification, style, design, packaging and the level of service provided to customers.

    The Company has, from time to time, experienced price and market share pressure from certain competitors in certain product lines, particularly in the bakeware category where metal products of competitors have created retailer price and margin pressures, and in the rangetop cookware category where non-stick aluminum products have increased their share of rangetop cookware sales at the expense of stainless steel products due to the durability and ease of cleaning of new non-stick coatings.

    Other important competitive factors are brand identification, style, design, packaging and the level of service provided to customers. The importance of these competitive factors varies from customer to customer and from product to product.

CUSTOMERS

    In the United States, CCPC sells to approximately 500 customers made up primarily of mass merchants, department stores, specialty retailers, as well as through other channels, including retail food stores, catalog showrooms, and direct mail. In 1998, Wal-Mart Stores, Inc. and Kmart Corp. collectively accounted for approximately 25% of the Company's net sales.

MANUFACTURING AND RAW MATERIALS

    Sand, soda ash, borax, limestone, lithia-containing spars, alumina, cullet, stainless steel, copper and corrugated packaging materials are the principal raw materials used by the Company. The Company purchases its raw materials on the spot market and through long-term contracts with suppliers. All of these materials are available from various suppliers and the Company is not limited to any single supplier for any of these materials. Management believes that adequate quantities of these materials are and will continue to be available from various suppliers. The Company's molded plastic products and certain components of its kitchenware products are manufactured from plastic resin, which is produced from petroleum-based raw materials. Plastic resin prices may fluctuate as a result of changes in natural gas and crude oil prices and the capacity, supply and demand for resin and the petrochemical intermediates from which it is produced. The Company sources certain products, such as non-stick aluminum rangetop products, from third party suppliers. The Company believes that alternative sources of supply at competitive prices are available from other manufacturers of substantially identical products.

    The melting units operated by the Company require either electric or natural gas energy input. Back-up procedures and systems to replace the primary source of these energy inputs are in place in each of the Company's relevant facilities. Ongoing programs exist within each of the Company's glass melting facilities to reduce energy consumption. Furthermore, rates for electric and natural gas have been fixed contractually in each of the Company's plants to avoid the negative impact of market fluctuations in prices. The Company does not engage in any hedging activities for commodity trading relating to its supply of raw materials.

    However, the replacement of certain raw material suppliers has in the past, and may in the future, have an adverse effect on the Company's operations and financial performance and significant increases in the cost of any of the principal raw materials used by the Company could have a material adverse effect on its results of operations.

PATENTS AND TRADEMARKS

    The Company owns numerous United States and foreign trademarks and trade names and has applications for the registration of trademarks and trade names pending in the United States and abroad. The Company's most significant owned trademarks and/or tradenames include Corelle-Registered Trademark-, Revere-Registered Trademark-, Revere Ware-Registered Trademark- and Visions-Registered Trademark-. The other two most significant trademarks used by the Company are Corning Ware-Registered Trademark- and
Pyrex-Registered Trademark-. Upon the consummation of the Recapitalization on April 1, 1998, Corning granted to the Company fully paid, royalty-free licenses to use the Corning Ware-Registered Trademark- trademark, servicemark and tradename and the Pyroceram-Registered Trademark- trademark in the field of housewares and to use the Pyrex-Registered Trademark- trademark in the field of durable consumer products. These licenses are exclusive, worldwide licenses, subject to the prior exclusive licenses granted to Newell and certain of its subsidiaries in the Newell Territory and provide for renewable ten-year terms, which the Company may renew indefinitely. In addition, in connection with the Recapitalization, the Company entered into an agreement with Corning under which the Company is licensed to continue to use "Corning" in connection with the Company's business for three years after the Closing Date (or up to five years in the case of certain molds used in the manufacturing process).

    The Company also owns and has the exclusive right to use numerous United States and foreign patents, and has patent applications pending in the United States and abroad. In addition to its patent portfolio, the Company possesses a wide array of unpatented proprietary technology and know-how. The Company also licenses certain intellectual property rights to or from third parties.

    Concurrently with the Recapitalization, Corning granted to the Company a fully paid, royalty-free license of patents and know-how (including evolutionary improvements) owned by Corning that pertain to or have been used in the Company's business. Furthermore, the Company and Corning entered into a five-year technology support agreement (renewable at the option of the Company for an additional five years), pursuant to which Corning will provide to the Company (at the Company's option) engineering, manufacturing technology, and research and development services, among others, at Corning's standard internal rates.

    The Company believes that its patents, trademarks, trade names, service marks and other proprietary rights are important to the development and conduct of its business and the marketing of its products. As such, the Company vigorously protects its intellectual property rights.

ENVIRONMENTAL MATTERS

    The Company's facilities and operations are subject to certain federal, state, local and foreign laws and regulations relating to environmental protection and human health and safety, including those governing wastewater discharges, air emissions, and the use, generation, storage, treatment, transportation and disposal of hazardous and non-hazardous materials and wastes and the remediation of contamination associated with such disposal. Because of the nature of its business, the Company has incurred, and will continue to incur, capital and operating expenditures and other costs in complying with and resolving liabilities under such laws and regulations. The Company believes it is in substantial compliance with applicable environmental laws and regulations, and does not believe it has material liabilities under such laws and regulations. However, there can be no assurance that compliance with, or liabilities under, such laws and regulations, or the discovery of contamination, will not have a material adverse effect on the Company in the future.

    Certain of the Company's facilities have lengthy manufacturing histories and, over such time, have used or generated and disposed of substances which are or may be considered hazardous. In addition, certain of these facilities are located on properties that had been used for various industrial purposes prior to the Company's occupancy. The Company has been involved in the remediation of historic contamination at certain of these facilities and is currently undertaking additional subsurface investigations in order to assess certain potential soil and groundwater contamination at other facilities. Pursuant to the terms and conditions of the Recapitalization Agreement, Corning has agreed to indemnify the Company for certain costs and expenses that may be incurred in the future by the Company arising from pre-Recapitalization environmental events, conditions or matters and as to which notice is provided within specified time periods. Corning has agreed to indemnify the Company for (i) 80% of such costs and expenses up to an aggregate of $20.0 million and (ii) 100% of such costs and expenses in excess of $20.0 million. The Company believes that, based on currently available information and the terms and conditions of Corning's indemnification obligations under the Recapitalization Agreement, any liability of the Company that is reasonably likely to arise out of any of these environmental conditions and activities would not result in a material adverse effect on the Company. However, management cannot predict with certainty whether future events, such as changes in existing laws and regulations, the discovery of contamination or other environmental conditions not currently known to the Company, the occurrence of new contamination or other environmental conditions or developments that could impair the Company's ability to obtain indemnification from Corning, may result in the Company having to bear environmental costs not currently planned for by the Company. Accordingly, it is possible that such additional environmental liabilities could result in a material adverse effect on the Company.

GOVERNMENTAL REGULATIONS

    The Company is subject to various federal, state and local laws affecting its business, including various environmental, health, fire and safety standards. See "Environmental Matters." The Company is also subject to the Fair Labor Standards Act and various state laws governing such matters as minimum wage requirements, overtime and other working conditions and citizenship requirements. The Company believes that its operations are in material compliance with applicable laws and regulations.

EMPLOYEES

    At December 31, 1998, CCPC had approximately 3,200 full-time employees, approximately half of which were covered by collective bargaining agreements. The collective bargaining agreements will be renegotiated over the next 18 months.

OTHER

    Additional information in response to Item 1 is found in Item 6, Five-Year Selected Financial Data, appearing on page 12, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, appearing on pages 13 through 21, and Note 15 of the Notes to Consolidated Financial Statements appearing on page 41.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The factors discussed below, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report, including without limitation, in "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's related press releases and in oral statements made by authorized officers of the Company. When used in this report, any press release or oral statement, the words "looking forward," "estimate," "project," "anticipate," "expect," "intend," "believe" and similar expressions are intended to identify a forward-looking statement. Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond the Company's control) that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The forward-looking statements regarding such matters are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether actual results and developments will conform with the Company's expectations and predictions, however, is subject to a number of risks and uncertainties, in addition to the risk factors discussed above, including: a global economic slowdown in any one, or all, of the Company's sales categories; loss of sales as the Company streamlines and focuses on strategic accounts; potential labor unrest; unpredictable difficulties or delays in the development of new product programs; increased difficulties in obtaining a consistent supply of basic raw materials such as sand, soda ash, steel or copper and energy inputs such as electrical power or natural gas at stable pricing levels; development by the Company of an adequate administrative infrastructure; delays in implementation of manufacturing restructuring projects; disruptions or delays in sourcing arrangements for Revere Ware-Registered Trademark- products; technological shifts away from the Company's technologies and core competencies; unforeseen interruptions to the Company's business with its largest customers resulting from, but not limited to, financial instabilities or inventory excesses; the effects of extreme changes in monetary and fiscal policies in the United States and abroad, including extreme currency fluctuations and unforeseen inflationary pressures such as those recently experienced by certain Asian economies; drastic and unforeseen price pressures on the Company's products or significant cost increases that cannot be recovered through price increases or productivity improvements; significant changes in interest rates or in the availability of financing for the Company or certain of its customers; loss of any material intellectual property rights; any difficulties in obtaining or retaining the management or other human resource competencies that the Company needs to achieve its business objectives; and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-K are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company and its subsidiaries or their business or operations.

ITEM 2--PROPERTIES

    CCPC utilizes five primary manufacturing facilities (four in the United States and one outside of the United States) and seven principal packaging and distribution centers (two in the United States and five outside of the United States).

    The table below summarizes certain data for each of the Company's principal properties, including its manufacturing and distribution facilities:

                                                                                                FACILITY
                                                                                        -------------------------
LOCATION                                                         PRIMARY USE             SQ. FEET     OWN/LEASE
------------------------------------------------------  ------------------------------  ----------  -------------
DOMESTIC:
Charleroi, Pennsylvania...............................          Manufacturing              603,332       Own
Clinton, Illinois(1)..................................    Manufacturing/Distribution       660,000       Own
Corning, New York.....................................          Manufacturing              375,000       Own
Corning, New York(2)..................................           Headquarters               50,000      Lease
Greencastle, Pennsylvania.............................           Distribution            1,210,000       Own
Martinsburg, West Virginia............................          Manufacturing              416,000       Own
Waynesboro, Virginia..................................     Consumer Service Center          89,800       Own
INTERNATIONAL:
Johor, Malaysia(3)....................................    Manufacturing/Distribution        64,000    Own/Lease
Ontario, Canada(4)....................................           Distribution               94,349      Lease
Johor, Malaysia.......................................           Distribution               50,000      Lease
Sao Paulo, Brazil.....................................           Distribution                2,000      Lease
Sydney, Australia.....................................           Distribution               66,000      Lease

------------------------

(1) The Company announced that this facility will be closed during 1999.

(2) The Company leased its corporate headquarters from Corning until April, 1999. The Company moved its headquarters to a leased 60,000 sq. foot facility in Elmira, New York in March 1999.

(3) The building housing the Malaysia facility is owned by CIM, a subsidiary that is 80% owned by the Company. The land on which the facility is located is leased pursuant to a 60-year lease expiring in 2048.

(4) The Company plans to close the facility in the first half of 1999. Distribution will be handled by the Greencastle, Pennsylvania facility.

    In addition, the Company and Corning have entered into a supply contract pursuant to which Corning will supply manufacturing capacity for Pyrex-Registered Trademark-bakeware products at Corning's Greenville, Ohio facility to the Company for three years. The Company plans to stop production in Greenville in 1999.

ITEM 3--LEGAL PROCEEDINGS

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

    On May 12, 1998, the Company received a claim from Rubbermaid Incorporated alleging that Corning Ware-Registered Trademark- Pop-ins-TM- infringe four patents owned by Rubbermaid Incorporated. On October 29, 1998, the Company and Rubbermaid Incorporated reached a mutually agreed settlement of this issue. The settlement did not have a material impact on CCPC's financial results for the current year; and it has not adversely affected CCPC's sales of Corning Ware-Registered Trademark-Pop-ins-TM- products or resulted in any additional production expenses.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5--MARKET FOR THE REGISTRANTS' COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    The Company's authorized common stock consists of 45,000,000 shares with a par value of $0.01 per share, 24,000,000 of which were issued and outstanding at December 31, 1998 and controlled by affiliates of KKR. No shares of such common stock trade on any exchange. No dividends were declared on common stock during 1998 other than those related to the Recapitalization.

ITEM 6--SELECTED FINANCIAL DATA

                       FIVE YEAR SELECTED FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   YEAR ENDED DECEMBER 31,
                                             --------------------------------------------------------------------
                                                 1998          1997          1996          1995          1994
                                             ------------  ------------  ------------  ------------  ------------
SUMMARY OF OPERATIONS
Net sales..................................  $    533,068  $    572,860  $    632,406  $    608,720  $    608,213
(Loss) income from continuing ops.(1)(2)...  $    (33,312) $     13,694  $      3,122  $    (21,745) $      2,923
(Loss) income applic. to common
  stock(1)(2)..............................  $    (36,094) $     13,694  $      3,122  $    (21,745) $      2,923
(Loss) income from continuing operations
  per common
  share(1)(2)(3)...........................  $      (1.39) $       0.57  $       0.13  $      (0.91) $       0.12
Net (loss) income per common
  share(1)(2)(3)...........................  $      (1.50) $       0.57  $       0.13  $      (0.91) $       0.12
Preferred dividends per preferred share....  $       2.32           N/A           N/A           N/A           N/A
Average number of common shares
  outstanding(3)...........................    24,000,000    24,000,000    24,000,000    24,000,000    24,000,000

OTHER FINANCIAL DATA
EBITDA(1)(2)(4)............................  $     35,016  $     70,910  $     55,900  $     17,519  $     46,284

FINANCIAL POSITION
Total assets...............................  $    495,259  $    480,623  $    512,768  $    528,526  $    521,621
Long-term debt.............................  $    433,656  $      8,285  $     13,474  $     13,973  $     14,589

------------------------

(1) (Loss) income, EBITDA and per share data for 1994 through 1997 have been restated to reflect the change from the LIFO to FIFO method of accounting for inventories. The restatement (decreased) increased earnings by ($3,546), ($3,256), $1,502, and $656 respectively.

(2) Includes transaction related expenses of $28,866.

(3) Per share data for 1994 through 1997 were restated for the 24,000-for-1 stock split in March 1998.

(4) EBITDA represents operating income (loss) prior to deductions for depreciation and amortization. EBITDA is presented because management understands that such information is considered by certain investors to be an additional basis for evaluating the Company's ability to pay interest and repay debt. EBITDA should not be considered an alternative to measures of operating performance as determined in accordance with generally accepted accounting principles, including net income, as a measure of the Company's operating results and cash flows or as a measure of the Company's liquidity. Because EBITDA is not calculated identically by all companies, the presentation herein may not be comparable to other similarly titled measures of other companies.

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  (ALL DOLLAR AMOUNTS IN THOUSANDS, UNLESS OTHERWISE STATED)

    CCPC is a leading manufacturer and marketer of oven/bakeware, dinnerware and rangetop cookware. CCPC has strong positions in major channels of distribution for its products in the United States and has also achieved a significant presence in certain international markets, primarily Canada, Asia, Australia and Latin America. In the United States, CCPC sells both on a wholesale basis to retailers, distributors, and other accounts that resell the Company's products and on a retail basis through company-operated outlet stores. In the international market, CCPC has established its presence through an international sales force along with localized distribution and marketing capabilities.

    Prior to the Recapitalization, the Company operated as a wholly owned subsidiary of Corning. During this period, Corning provided the Company with certain administrative services which were not readily allocated to individual transactions or events, such as legal, treasury and tax functions. For these services the Company paid Corning the charges recorded as "Other corporate administrative expenses," which were based on a percentage of the Company's budgeted sales. "Other corporate administrative expenses" were $18,408 and $20,904 in 1997 and 1996, respectively. Under the transition services agreement with Corning entered into on the date of the Recapitalization, Corning will continue for a two-year period to provide a portion of these services at negotiated rates. In addition, the Company is developing its administrative infrastructure and certain of these functions have been and will be assumed by the Company or performed by third parties. In 1998, the Company performed many of these administrative services (which are included in selling, general, and administrative expense following the Recapitalization) for substantially less than the costs previously charged by Corning.

    In addition, prior to the Recapitalization, Corning performed, and under the transition services agreement continues to perform, certain process-oriented administrative support services, such as benefits administration, accounts payable and accounts receivable functions. Corning has agreed pursuant to the transition services agreement to continue to provide such services for up to two years at rates (expiring in April 2000) calculated on the same basis as before the Recapitalization. These services are reflected as expenses on the same terms as prior to the Recapitalization.

RESULTS OF OPERATIONS

                                                                                    YEAR ENDED DECEMBER 31,
                                                                               ----------------------------------
                                                                                  1998        1997        1996
                                                                               ----------  ----------  ----------
NET SALES
  North America..............................................................  $  471,987  $  465,280  $  533,504
  Asia(1)....................................................................      20,725      57,702      53,951
  Other International........................................................      40,356      49,878      44,951
                                                                               ----------  ----------  ----------
      Net Sales..............................................................  $  533,068  $  572,860  $  632,406
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
OPERATING INCOME(2)
  North America(3)...........................................................  $   26,192  $    8,158  $   (4,609)
  Asia(1)(3).................................................................      (2,262)     18,432      15,312
  Other International........................................................       6,560       8,614       9,426
                                                                               ----------  ----------  ----------
      Operating Income.......................................................  $   30,490  $   35,204  $   20,129
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

------------------------

(1) Excluding Japan.

(2) Excluding the impact of transaction related expenses.

(3) Including the effect of change in accounting principle from LIFO to FIFO inventory costing in the amount of $656 and $1,502 in 1997 and 1996, respectively.

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

OVERVIEW

    Net sales decreased $39,792 or 6.9% from 1997, as a result of weakness in the international markets, particularly Asia. The $4,714 decrease in operating income is the result of significant declines in Asia, including $2,480 in restructuring charges incurred to consolidate and rationalize Far Eastern operations. The declines in results for Asian operations were partially offset by gains in North American operations due to CCPC's strategy of focusing on profitable customers and by significant reductions in administrative costs. Although CCPC's overall operating results declined in 1998, the North American operations improved compared to 1997 and the rate of deterioration in Asia's operating results was much less in the second half of 1998 relative to the first half of 1998.

SALES

    North American sales for 1998 increased $6,707 compared to 1997. This improvement was attributable to significantly higher shipments to mass merchants and increases in same store sales of company-operated outlet stores. The increase was partially offset by CCPC's strategy of focusing on profitable products and customers, which reduced the number of products offered, and the number of customers serviced. The increase in shipments to mass merchants reflects improved allocations of shelf space at key customers as a result of stronger planograms (plan on which shelf space allocations are based) negotiated for 1998. Sales at company-operated outlet stores benefited from CCPC's inventory reduction program in 1998 as special promotional prices on overstocks led to higher sales during 1998. CCPC's efforts to focus on profitable accounts negatively impacted sales but improved gross profit margin.

    Economic disruptions in Asia caused material declines in sales. Asian sales for 1998 were $36,977 less than 1997. Although sales were materially lower than the prior year, the gap narrowed throughout the year. Asian sales for the first half of 1998 were 71% behind the same period in 1997 while the second half of the year was 55% behind the same period in 1997.

    Other international sales in 1998 were $9,522 below 1997 levels. The reduction in sales is primarily a result of a significant decrease in sales to CCPC's European distributor along with the currency impact of Asian economic disruptions on other Far Eastern operations.

GROSS PROFIT (NET SALES LESS COST OF SALES)

    Gross profit as a percentage of net sales for 1998 was 34.4%, consistent with the 1997 gross profit percentage of 34.3%. CCPC's strategy of focusing on profitable accounts offset (i) the decline in higher margin international sales
(ii) the impact of an inventory reduction program implemented in 1998 and discussed below and (iii) a gross profit percentage reduction at company-operated outlet stores due to a reduction in prices of slower-moving items with the objective of reducing inventories. In the third quarter of 1998, CCPC implemented an inventory reduction program by planned reduction in production at CCPC's manufacturing facilities. The reduced production levels resulted in higher cost of sales due to the allocation of fixed costs over a smaller base of production. The longer-term effect of the program will be to reduce inventory carrying costs and improve cash flow. The gross profit percentages at company-operated outlet stores were negatively impacted by CCPC's inventory reduction program. The inventory reduction program pushed a material amount of close-out inventories, sold at lower margins, through the company-operated outlet stores. The majority of the close-out activity occurred in 1998 and management does not expect the same level of activity in 1999.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES AND OTHER CORPORATE ADMINISTRATIVE
  EXPENSES

    In 1998, selling, general, and administrative expenses and other corporate administrative expenses decreased $8,796 from 1997 levels. The decrease was primarily due to CCPC's separation from Corning.

CCPC now operates as an independent company and performs at a significantly lower cost many of the administrative tasks that were previously handled by Corning. The decrease was partially offset by increases in company-operated outlet store expenses to support close-out programs. As a percentage of net sales, selling, general, and administrative and other corporate administrative expenses rose to 27.6% in 1998 from 27.2% in 1997 due to the decline in net sales.

OPERATING INCOME

    Total CCPC operating income, excluding transaction related expenses, in 1998 was $30,490 compared to $35,204 in 1997, a decrease of $4,714. Operating income in North America increased by $18,034 in 1998 as compared to 1997. As noted above the increase is due primarily to CCPC's strategy of focusing its sales efforts on higher margin products and profitable customers while continuing to actively manage its product assortment, customer base and administrative cost savings. Operating income in North America also increased as a result of the separation from Corning. Prior to the Recapitalization, CCPC received an allocation of corporate expenses from Corning, which was calculated as a percentage of budgeted sales per an agreement between both companies. Beginning April 1, 1998, CCPC no longer received the allocation of corporate expenses from Corning. Charges for services previously performed by Corning are classified as selling, general, and administrative expenses in 1998. Charges for services continuing to be performed by Corning are based on CCPC's transition services agreement with Corning. CCPC has been able to significantly reduce costs by performing many of the activities in house and by utilizing competitive rates in the transition services agreement.

    Asian and other international operating results for 1998 decreased $22,748 from 1997. Economic disruptions in Asia and throughout CCPC's Far Eastern operations have had a material adverse effect on CCPC's operations. Although CCPC believes that such markets offer long term growth potential, the disruptions in the Asian economy have resulted in greater than anticipated sales reductions and production cut backs. Actions taken to consolidate and rationalize Asian operations resulted in the need for restructuring expenses of $2,480 that had the immediate effect of further depressing operating results. However, these actions taken by management are expected to improve future operating results by streamlining operations and reducing administrative expenses.

    Transaction related expenses of $28,866 (which are excluded from operating income in the table) primarily consist of cash and non-cash compensation, financing costs and other cash expenses associated with the Recapitalization. In 1998, CCPC recorded a charge of $28,866 for certain cash and non-cash expenses, including $17,400 of compensation payments reimbursed by Corning related to arrangements entered into by Corning with certain Corning employees who accepted employment with CCPC. The remaining transaction related expenses consisted of costs incurred in 1998 for fees and services related to the Recapitalization and the related financings.

    CCPC is continuing its efforts to further reduce manufacturing, assembly, and distribution costs. As a result of this effort CCPC recorded cash and non-cash restructuring charges of $4,772 related to the consolidation and rationalization of Asian operations and the consolidation of Canadian and U.S. distribution facilities.

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

    Net sales decreased by $59,546 to $572,860 in 1997 from $632,406 in 1996.
This decline was primarily due to decreased volume through the mass merchant, department store and catalog showroom channels caused by the elimination of stock-keeping units and customer accounts in accordance with CCPC's strategy, as well as unplanned inventory reductions and shelf space losses due to competitive factors, strategy changes at certain key customers (such as lower retailer participation in promotional programs) and the liquidation or bankruptcy of certain customers. Decreased sales through the mass merchant, department store and catalog showroom channels were partially offset by increased sales in international and through CCPC operated outlet stores. CCPC's average prices for products in 1997 remained comparable with average prices in 1996.

    Gross profit as a percentage of sales increased to 34.3% in 1997 from 31.1% in 1996 as a result of the continued impact of CCPC's strategy to focus on profitable products and customers and associated manufacturing cost reduction efforts. Manufacturing cost reductions resulted from systematic productivity improvements concentrated on reducing labor, materials and overhead costs through (i) process simplification, (ii) better process control and discipline,
(iii) workforce productivity improvements and (iv) improved raw material sourcing.

    Selling, general, administrative and research and development expenses and other corporate administrative expenses decreased to 27.2% of net sales in 1997 from 27.7% of sales in 1996. The reduction in these expenses was primarily achieved through the realignment of sales and administrative functions and the elimination or outsourcing of non-critical administrative functions in accordance with CCPC's strategic objectives of cost reduction and improved customer service. The decline was also attributable to decreased company-operated outlet store expenses due to a reduced number of outlet stores. These decreases were partially offset by increased expenses associated with incremental investment in international operations to support international sales growth.

    Operating income increased $15,075 in 1997 as compared to 1996 as a result of the increase in gross profit as a percentage of sales and the reduction of selling, general, administrative and other corporate administrative expenses noted above.

TAXES ON INCOME

    CCPC's effective tax rate varies between years due to certain tax adjustments which were made as a result of the Recapitalization. For 1998, CCPC recorded income tax expense of $947 on net pretax losses of $32,666. Income tax expense for 1998 reflects certain non-deductible expenses relating to the Recapitalization and an increase to the valuation allowance for net operating loss carryforwards. The effective tax rate for 1997 was 48%. For periods prior to the Recapitalization, CCPC was included in the consolidated federal income tax return filed by Corning and maintained a tax sharing arrangement with Corning which required CCPC to compute the provision for income taxes on a separate return basis and pay to, or receive from, Corning the separate U.S. federal income tax return liability or benefit, if any.

LIQUIDITY AND CAPITAL RESOURCES

RECAPITALIZATION

    On March 2, 1998, Corning, Borden, the Company and CCPC Acquisition entered into the Recapitalization Agreement, pursuant to which on April 1, 1998 CCPC Acquisition acquired 92.0% of the outstanding shares of Common Stock of the Company from Corning for $110,400. The stock acquisition was financed by an equity investment in CCPC Acquisition by BW Holdings, an affiliate of KKR and the parent company of Borden and CCPC Acquisition. Pursuant to the Recapitalization Agreement, on the closing date prior to the consummation of the stock acquisition, CCPC paid a cash dividend to Corning of $472,600. On July 10, 1998, post-closing adjustments to the cash dividend were agreed upon by CCPC and Corning, and CCPC distributed $10,160 to Corning. As a result of the Recapitalization, Corning continues to hold 8.0% of the outstanding shares of common stock.

FINANCING ARRANGEMENTS

    CCPC incurred substantial indebtedness as a result of the Recapitalization. On April 1, 1998, CCPC entered into an interim financing agreement with Borden and BW Holdings, an affiliate of Borden, providing $471,600 in financing at 9.5% maturing December 31, 1998. The interim financing was repaid in May 1998 with the proceeds of borrowings under senior credit facilities from a syndicate of banks and other financial institutions and the issuance of senior subordinated notes in a private placement. On October 23, 1998, CCPC exchanged the privately placed senior subordinated notes for 9 5/8% Series B Senior Subordinated Notes due 2008 (the "Notes") which have been registered under the Securities Act.

    The senior credit facilities provide term loans of $200,000 and a revolving credit facility of up to $275,000 of which $29,400 was outstanding at December 31, 1998. The senior credit facilities provide for nominal annual amortization of the term loans and final maturity in 2006. The senior credit facilities contain provisions under which interest rates on the term loans and the revolving credit loans are adjusted in increments based on the rate of consolidated total debt to adjusted cash flow. At December 31, 1998, the term loan rate was at 7.63% and the weighted average interest rate for the revolving credit facility was 8.12%. The commitments for revolving credit loans expire in 2005. CCPC expects that its working capital needs and other requirements could require it to obtain replacement revolving credit facilities at that time. The 9 5/8% Series B senior subordinated notes carry a principal amount of $200,000 and mature in 2008. The Notes are subordinate and junior in right of payment to all existing and future Senior Indebtedness of CCPC, including all indebtedness under the senior credit facilities.

    The obligations of the Company under the Notes and the indenture relating to the Notes have not been guaranteed by subsidiaries of the Company. The credit facilities contain numerous financial and operating covenants that will limit the discretion of the Company's management with respect to certain business matters. These covenants place significant restrictions on, among other things, the ability of the Company to incur additional indebtedness, pay dividends and other distributions, prepay subordinated indebtedness, enter into sale and leaseback transactions, create liens or other encumbrances, make capital expenditures, make certain investments or acquisitions, engage in certain transactions with affiliates, sell or otherwise dispose of assets and merge or consolidate with other entities and otherwise restrict corporate activities. The credit facilities also require the Company to meet certain financial ratios and tests. The credit facilities and the indenture contain customary events of default.

    In addition, at December 31, 1998 and December 31, 1997, CCPC had outstanding certain industrial development bonds bearing interest at an average rate of 4.0% per annum. The bonds mature on various dates through 2005 and had an outstanding aggregate balance of $8,242 and $10,300 at December 31, 1998 and December 31, 1997, respectively.

    The credit facilities contain numerous financial and operating covenants. In addition, the credit facilities also require the company to meet certain financial ratios and tests including a ratio of debt to EBITDA and EBITDA to cash interest expense (where EBITDA represents adjusted cash flow as described more fully in the credit facilities). CCPC was in compliance with its covenants at December 31, 1998.

CASH FLOWS

    Cash inflows generated from tightened cash management activities and the inventory reduction program were partially offset by the decline in sales and operating income as compared to 1997. In 1998, CCPC's operating activities generated cash of $58,841 compared to cash provided by operating activities of $67,419 during the same period in 1997. Investing activities used cash of $23,237 in 1998 compared to $26,208 in 1997 due to lower capital expenditures in 1998. Net cash used in financing operations totaled $30,892 for 1998 compared to $44,957 for the same period in 1997 due primarily to the transactions associated with the Recapitalization and the subsequent reduction in borrowings under the revolving credit facility with cash generated from operations.

    In 1997 CCPC's operating activities provided $67,419 in cash compared to $55,566 in 1996. Despite an increase in net income, operating cash flows decreased as a result of $30,670 in net outflows to Corning to settle certain intercompany trade liabilities. Investing activities used $26,208 in cash in 1997 compared to a use of $35,629 in 1996. This decrease was primarily the result of higher 1996 capital expenditures resulting from the continuation of cost reduction initiatives in manufacturing facilities and a decrease in capitalizable maintenance.

    CCPC currently believes that cash flow from operating activities, together with borrowings available under the revolving credit facility, will be sufficient to fund CCPC's currently anticipated working capital requirements, capital expenditures, interest payments and scheduled principal payments. Any future acquisitions, joint ventures or other similar transactions will likely require additional capital and there can be no assurance that any such capital will be available to CCPC on acceptable terms or at all.

    CCPC anticipates capital expenditures to approximate $39,000 in 1999.

    CCPC may require cash for a potential payment of up to $15,000 to Corning in 2001 in the event that CCPC achieves a cumulative gross margin in excess of $710,900 for the three-year period ended December 31, 2000.

RESTRUCTURING

    In March 1999, CCPC initiated a plan to restructure its manufacturing and supply organization designed to reduce costs through elimination of under-utilized capacity, unprofitable product lines and increased utilization of the remaining facilities. Management believes that the changes will increase the Company's ability to compete by opening up diverse sources of supply both in the United States and overseas.

    The restructuring includes the discontinuation of the commercial tableware product line and closure of the related portion of CCPC's manufacturing facility in Charleroi, Pennsylvania. In order to optimize the utilization of the Charleroi facility, CCPC will move Corelle-Registered Trademark- cup production to its Martinsburg, West Virginia facility and third party suppliers, the supply contract with Corning's Greenville, Ohio facility will be terminated and Pyrex-Registered Trademark- production will be consolidated at Charleroi. Additionally, CCPC will discontinue manufacturing rangetop cookware and close its manufacturing and distribution center in Clinton, Illinois. Future supply will be sourced from third party manufacturers.

    CCPC will record a restructuring charge of approximately $75,000 in the first quarter of 1999 to cover the cost of this reorganization. The majority of the charge is expected to be related to asset disposals; however, CCPC expects cash charges to approximate $25,000 over the life of the plan.

RISK MANAGEMENT

    CCPC primarily has market risk in the areas of foreign currency and fixed interest rate debt.

    Currency exchange fluctuations significantly affect CCPC's foreign sales and earnings. The increased strength of the U.S. dollar has, in 1998, and may in future periods, increase the effective price of the Company's products sold in U.S. dollars with the result of materially adversely affecting sales. CCPC's costs are predominantly denominated in U.S. dollars. Thus, with respect to sales conducted in foreign currencies, increased strength of the U.S. dollar decreases CCPC's reported revenues and margins in respect of such sales to the extent CCPC is unable or determines not to increase local currency prices.

    At December 31, 1998, CCPC had $208,242 in fixed rate debt outstanding. CCPC realizes gains and losses on these financial instruments as the market interest rates fluctuate. The fair value of CCPC's fixed rate debt at December 31, 1998 was $220,772 resulting from changes in market conditions, primarily interest rates.

    A summary of all the Company's outstanding debt is as follows. Fair values are determined from quoted market interest rates at December 31, 1998.

                                               WEIGHTED
                                                AVERAGE         FAIR
YEAR                               DEBT      INTEREST RATE     VALUE
------------------------------  ----------  ---------------  ----------
1999..........................  $    3,986          4.2%     $    3,986
2000..........................       2,545          6.6%          2,618
2001..........................       2,563          6.6%          2,636
2002..........................       2,579          6.6%          2,652
2003..........................       2,477          6.7%          2,550
2004 and thereafter...........     423,492          9.5%        442,920
                                ----------                   ----------
                                   437,642                      457,362
Current maturities............      (3,986)                      (3,986)
                                ----------                   ----------
                                $  433,656                   $  453,376
                                ----------                   ----------
                                ----------                   ----------

IMPACT OF THE YEAR 2000 ISSUE

OVERVIEW

    The year 2000 issue is the result of computer programs written using two digits rather than four to define the applicable year. Any of CCPC's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. If not addressed, the Year 2000 issue could have a material adverse impact on the business operations and financial results of the Company.

    To address this issue, CCPC's Year 2000 Program is a risk-based plan divided into three phases that are being executed by both internal and external resources. These phases are: Phase I--an inventory of all systems, assigning a business priority for each system and performing a preliminary assessment of Year 2000 susceptibility; Phase II--completion of a detailed Year 2000 susceptibility analysis and development of remediation plans and contingency plans; and Phase III--implementation of the remediation plans and, if necessary, contingency plan(s) and completing final system testing.

    The Year 2000 efforts are divided into three areas that include, (1) systems being replaced by new enterprise-wide system implementations; (2) systems that will not be replaced by the new enterprise-wide system implementations, including non-information technology systems such as plant process controls; and
(3) external suppliers and customers. A discussion of each area of activity relative to the three phased approach follows.

ENTERPRISE-WIDE SYSTEMS

    CCPC is in the process of implementing a comprehensive enterprise-wide resource management system. The enterprise-wide system versions are represented to be Year 2000 compliant by the vendor. Due to the relative complexity and importance of the existing business and accounting systems to ongoing operations, the new enterprise-wide system implementations will address the significant majority of CCPC's internal Year 2000 risk associated with business applications. Implementation of the new system is well underway except for the development of certain contingency plans. This system will be substantially completed by July 1, 1999.

OTHER SYSTEMS

    For the systems not to be replaced by enterprise-wide implementations, Phase I is complete, Phase II is substantially complete, and Phase III remediation has begun. As of December 31, 1998, CCPC completed approximately 69% of the needed remediation work for these other systems. The remaining remediation work and all system testing activities are planned to be completed by July 1, 1999.

SUPPLIERS AND CUSTOMERS

    CCPC is in Phase I of the plan to assess and address the risks related to third party suppliers and customers. As a result of initial inquiries, supplier and customer responses have been received. These responses are being evaluated and appropriate procedures will be performed to determine the extent to which CCPC may be vulnerable to the failure of third parties to resolve their own Year 2000 issues. Efforts related to suppliers and customers, including development of contingency plans where appropriate, are targeted for completion by June 30, 1999. Although the CCPC systems do not rely significantly on systems of other companies, CCPC cannot provide assurance that failure of third parties to address the Year 2000 issue will not have an adverse impact on business operations and results.

COSTS

    Significant investments in enterprise-wide information systems have been made since 1996 that will total approximately $16,500 by December 31, 1999. The cost to make the remaining systems Year 2000 compliant is estimated to be $625. As of December 31, 1998, CCPC had incurred costs of approximately $11,729 for enterprise-wide systems and approximately $281 for other systems and efforts.

RISKS

    Due to the general uncertainty inherent in the Year 2000 problem, including the uncertainty associated with suppliers and customers, the potential effect of the Year 2000 issue on the financial results and condition of CCPC has not been measured. CCPC intends its Year 2000 Program, as described above, to be completed on a timely basis so as to significantly reduce the level of uncertainty and the impact on business operations and financial results. Contingency plans have been and will continue to be developed and implemented to mitigate Year 2000 risks and the effect of Year 2000 issues. These contingency plans generally include remediation of existing business systems in the event the enterprise-wide implementations are delayed. To date, some of these contingency plans have been implemented to reduce the risk of potential delays in enterprise-wide system implementations.

    Readers are cautioned that forward-looking statements contained in the Year 2000 Update should be read in conjunction with the disclosure under the heading:
"Forward-Looking and Cautionary Statements".

RECENTLY ISSUED ACCOUNTING STATEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective for fiscal years beginning after June 15, 1999. This statement requires recognition of all derivatives as either assets or liabilities in the balance sheet measured at fair value. CCPC is currently considering the impact of this pronouncement.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The factors discussed below, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report, including without limitation, in "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's related press releases and in oral statements made by authorized officers of the Company. When used in this report, any press release or oral statement, the words "looking forward," "estimate," "project," "anticipate," "expect," "intend," "believe" and similar expressions are intended to identify a forward-looking statement. Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond the Company's control) that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The forward-looking statements regarding such matters are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether actual results and developments will conform with the Company's expectations and predictions, however, is subject to a number of risks and uncertainties, in addition to the risk factors discussed above, including: a global economic slowdown in any one, or all, of the Company's sales categories; loss of sales as the Company streamlines and focuses on strategic accounts; potential labor unrest; unpredictable difficulties or delays in the development of new product programs; increased difficulties in obtaining a consistent supply of basic raw materials such as sand, soda ash, steel or copper and energy inputs such as electrical power or natural gas at stable pricing levels; development by the Company of an adequate administrative infrastructure; delays in implementation of manufacturing restructuring projects; disruptions or delays in sourcing arrangements for Revere Ware-Registered Trademark- products; technological shifts away from the Company's technologies and core competencies; unforeseen interruptions to the Company's business with its largest customers resulting from, but not limited to, financial instabilities or inventory excesses; the effects of extreme changes in monetary and fiscal policies in the United States and abroad, including extreme currency fluctuations and unforeseen inflationary pressures such as those recently experienced by certain Asian economies; drastic and unforeseen price pressures on the Company's products or significant cost increases that cannot be recovered through price increases or productivity improvements; significant changes in interest rates or in the availability of financing for the Company or certain of its customers; loss of any material intellectual property rights; any difficulties in obtaining or retaining the management or other human resource competencies that the Company needs to achieve its business objectives; and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-K are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company and its subsidiaries or their business or operations.

ITEM 7A--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Refer to the "Risk Management" section included in Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                           CCPC HOLDING COMPANY, INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                YEAR ENDED DECEMBER 31,
                                                                      -------------------------------------------
                                                                          1998           1997           1996
                                                                      -------------  -------------  -------------
REVENUES
  Net sales.........................................................  $     533,068  $     572,860  $     632,406
DEDUCTIONS
  Cost of sales.....................................................        349,953        376,304        434,365
  Selling, general and administrative expenses......................        146,927        137,315        154,159
  Other corporate administrative expenses...........................             --         18,408         20,904
  Provision for restructuring costs.................................          4,772             --          2,146
  Transactions related expenses.....................................         28,866             --             --
  Other, net........................................................            926          5,629            703
                                                                      -------------  -------------  -------------
Operating income....................................................          1,624         35,204         20,129
Interest expense....................................................         34,290          8,481         10,721
                                                                      -------------  -------------  -------------
(Loss) income before taxes on income................................        (32,666)        26,723          9,408
Income tax expense..................................................            947         12,734          6,181
                                                                      -------------  -------------  -------------
(Loss) income before minority interest..............................        (33,613)        13,989          3,227
Minority interest in earnings of subsidiary.........................            301           (295)          (105)
                                                                      -------------  -------------  -------------
Net (loss) income...................................................        (33,312)        13,694          3,122
Preferred stock dividends...........................................         (2,782)            --             --
                                                                      -------------  -------------  -------------
Net (loss) income applicable to common stock........................  $     (36,094) $      13,694  $       3,122
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Basic and diluted (loss) earnings per common share..................  $       (1.50) $        0.57  $        0.13
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Weighted average number of common shares outstanding during the
  period............................................................     24,000,000     24,000,000     24,000,000

        The accompanying notes are an integral part of these statements.

                          CONSOLIDATED BALANCE SHEETS

                           CCPC HOLDING COMPANY, INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                             DECEMBER 31, 1998  DECEMBER 31, 1997
                                                                             -----------------  -----------------
                                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents................................................     $     9,057        $     4,345
  Accounts receivable, net of allowances--$11,172/1998 and $7,304/1997.....          62,511             68,340
  Inventories..............................................................         132,035            133,117
  Prepaid expenses and other current assets................................           7,412              8,695
  Deferred taxes on income.................................................           8,181              8,633
                                                                             -----------------        --------
      Total current assets.................................................         219,196            223,130
                                                                             -----------------        --------
PROPERTY AND EQUIPMENT, NET................................................         141,402            153,332
DEFERRED TAXES ON INCOME...................................................          40,867             29,273
GOODWILL, NET OF ACCUMULATED AMORTIZATION $8,369/1998 AND $6,663/1997......          58,717             60,424
OTHER ASSETS...............................................................          35,077             14,464
                                                                             -----------------        --------
      TOTAL ASSETS.........................................................     $   495,259        $   480,623
                                                                             -----------------        --------
                                                                             -----------------        --------

                                 LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expenses....................................     $   104,324        $    79,153
  Due to Corning Incorporated..............................................              --             87,142
                                                                             -----------------        --------
      Total current liabilities............................................         104,324            166,295
LONG-TERM DEBT.............................................................         433,656              8,285
ACCRUED POSTRETIREMENT LIABILITY...........................................          31,432             59,641
OTHER LIABILITIES..........................................................           4,599             18,243
MINORITY INTEREST IN SUBSIDIARY COMPANY....................................             745              1,046

COMMITMENTS (NOTE 10)

STOCKHOLDERS' (DEFICIT) EQUITY
Preferred Stock--5,000,000 shares authorized; 1,200,000 shares issued......          32,782                 --
Common Stock--$0.01 par value/1998; $0.00 par value/1997 45,000,000 shares
  authorized; 24,000,000 shares issued.....................................             240                 --
Contributed capital........................................................         453,655            274,070
Accumulated deficit........................................................        (564,013)           (45,159)
Accumulated other comprehensive income.....................................          (2,161)            (1,798)
                                                                             -----------------        --------
      Total stockholders' (deficit) equity.................................         (79,497)           227,113
                                                                             -----------------        --------
      TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY.................     $   495,259        $   480,623
                                                                             -----------------        --------
                                                                             -----------------        --------

        The accompanying notes are an integral part of these statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                           CCPC HOLDING COMPANY, INC.

                                 (IN THOUSANDS)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                   1998        1997        1996
                                                                                ----------  ----------  ----------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
  Net (loss) income...........................................................  $  (33,312) $   13,694  $    3,122
  Adjustments to reconcile net (loss) income to net cash provided by operating activities:
    Depreciation and amortization.............................................      33,392      35,706      35,771
    Amortization of deferred financing fees...................................       3,214          --          --
    Minority interest in (earnings) losses of subsidiary......................        (301)        295         105
    Loss on disposition of plant and equipment................................         791       1,596       1,570
    Deferred tax assets.......................................................       2,329       5,562      (1,511)
    Provision for restructuring costs.........................................       4,281          --       2,146
    Provision for postretirement benefits, net of cash paid...................       4,438       3,274       3,459
    Change in accounting for inventories......................................          --        (656)     (1,502)
  Changes in operating assets and liabilities:
    Accounts receivable.......................................................       9,920      12,084      16,100
    Inventories...............................................................       1,082      (1,843)     (5,839)
    Prepaid expenses and other current assets.................................      (2,202)      2,159       3,938
    Accounts payable and accrued expenses.....................................      29,174      (4,072)     (8,938)
    Other liabilities.........................................................       6,035        (380)      7,145
                                                                                ----------  ----------  ----------
      Net Cash Provided by Operating Activities...............................      58,841      67,419      55,566
                                                                                ----------  ----------  ----------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to property and equipment and other assets........................     (23,237)    (28,600)    (35,827)
  Other, net..................................................................          --       2,392         198
                                                                                ----------  ----------  ----------
      NET CASH USED IN INVESTING ACTIVITIES...................................     (23,237)    (26,208)    (35,629)
                                                                                ----------  ----------  ----------
CASH FLOWS USED IN FINANCING ACTIVITIES:
  Issuance of long-term debt..................................................     427,177          --          --
  Repayment of long-term debt.................................................      (1,806)     (5,189)       (511)
  Interim financing...........................................................     471,600          --          --
  Repayment of interim financing..............................................    (471,600)         --          --
  Dividend to Corning Incorporated............................................    (482,760)         --          --
  Decrease in net amounts due to Corning Incorporated.........................     (87,142)    (40,178)    (21,989)
  Shareholder capital contribution............................................     100,736         410          --
  Issuance of preferred stock.................................................      30,000          --          --
  Issuance of common stock....................................................         240          --          --
  Deferred financing fees.....................................................     (17,337)         --          --
                                                                                ----------  ----------  ----------
      NET CASH USED IN FINANCING ACTIVITIES...................................     (30,892)    (44,957)    (22,500)
                                                                                ----------  ----------  ----------
Effect of accounting calendar change on cash..................................          --          --        (205)
Net change in cash and cash equivalents.......................................       4,712      (3,746)     (2,768)
Cash and cash equivalents at beginning of year................................       4,345       8,091      10,859
                                                                                ----------  ----------  ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR......................................  $    9,057  $    4,345  $    8,091
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

                           CCPC HOLDING COMPANY, INC.

                                 (IN THOUSANDS)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                   1998        1997        1996
                                                                                ----------  ----------  ----------
SUPPLEMENTAL DATA:
  Income taxes paid (received), net...........................................  $      850  $      380  $   (1,632)
  Interest paid...............................................................  $   32,860  $    8,283  $    6,674
Non-cash activity:
  Net increase to deferred taxes resulting from the Recapitalization..........  $   13,471  $       --  $       --
  Adjustment to postretirement liability for amounts assumed by Corning.......  $   31,998  $       --  $       --
  Adjustment to pension liability for amounts assumed by Corning..............  $   17,669  $       --  $       --
  Adjustment to accounts payable for liabilities retained by Corning..........  $    7,913  $       --  $       --
  Preferred stock dividends...................................................  $    2,782  $       --  $       --

        The accompanying notes are an integral part of these statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                           CCPC HOLDING COMPANY, INC.

                                 (IN THOUSANDS)

                                                                                                   ACCUMULATED      TOTAL
                                                                                                      OTHER      STOCKHOLDERS'
                                              PREFERRED     COMMON     CONTRIBUTED  ACCUMULATED   COMPREHENSIVE   (DEFICIT)
                                                STOCK        STOCK       CAPITAL      DEFICIT        INCOME         EQUITY
                                             -----------  -----------  -----------  ------------  -------------  ------------
Balance, December 31, 1995.................   $      --    $      --    $ 272,204    $  (55,987)    $  (1,012)    $  215,205

Net income.................................                                               3,122                        3,122
Foreign currency translation adjustment,
  net of tax...............................                                                               218            218
                                                                                                                 ------------
Total comprehensive income.................                                                                            3,340
Capital contribution.......................                                 1,456                                      1,456
Change in accounting principle.............                                              (5,179)                      (5,179)
Accounting calendar change.................                                                (809)                        (809)
                                             -----------       -----   -----------  ------------  -------------  ------------
Balance, December 31, 1996.................   $      --    $      --      273,660       (58,853)         (794)       214,013

Net income.................................                                              13,694                       13,694
Foreign currency translation adjustment,
  net of tax...............................                                                            (1,004)        (1,004)
                                                                                                                 ------------
Total comprehensive income.................                                                                           12,690
Capital contribution.......................                                   410                                        410
                                             -----------       -----   -----------  ------------  -------------  ------------
Balance, December 31, 1997.................   $      --    $      --      274,070       (45,159)       (1,798)       227,113

Net loss...................................                                             (33,312)                     (33,312)
Foreign currency translation adjustment,
  net of tax...............................                                                              (363)          (363)
                                                                                                                 ------------
Total comprehensive income.................                                                                          (33,675)
24,000-for-one stock split.................                      240         (240)                                        --
Issuance of preferred stock................      30,000                                                               30,000
Preferred stock dividends..................       2,782                                  (2,782)                          --
Capital contribution.......................                               179,825                                    179,825
Dividend to Corning Incorporated...........                                            (482,760)                    (482,760)
                                             -----------       -----   -----------  ------------  -------------  ------------
Balance, December 31, 1998.................   $  32,782    $     240    $ 453,655    $ (564,013)    $  (2,161)    $  (79,497)
                                             -----------       -----   -----------  ------------  -------------  ------------

        The accompanying notes are an integral part of these statements.

                           CCPC HOLDING COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (DOLLARS IN THOUSANDS, UNLESS OTHERWISE INDICATED)

(1) NATURE OF OPERATIONS AND BASIS OF PRESENTATION

    CCPC Holding Company, Inc. (CCPC or the Company) is a leading manufacturer and marketer of housewares, including bakeware, dinnerware and rangetop cookware. The Company believes that its brands, including Corning
Ware-Registered Trademark-, Pyrex-Registered Trademark-,
Corelle-Registered Trademark-, Revere Ware-Registered Trademark- and Visions-Registered Trademark-, constitute one of the broadest and best recognized collection of brands in the U.S. housewares industry.

    Subsequent to April 1, 1998, Corning Consumer Products Company changed its name to CCPC Holding Company, Inc. The consolidated balance sheet at December 31, 1998, the consolidated statement of operations for the year ended December 31, 1998, the consolidated statement of cash flows for the year ended December 31, 1998, and the consolidated statement of changes in stockholders' equity for the year ended December 31, 1998, reflect the Recapitalization (see Note 2). The consolidated balance sheet at December 31, 1997, the consolidated statements of operations for years ended December 31, 1997 and 1996, the consolidated statements of cash flows for the years ended December 31, 1997 and 1996, and the consolidated statement of changes in stockholders' equity for the years ended December 31, 1997 and 1996 present CCPC as a wholly-owned subsidiary of Corning Incorporated (Corning) prior to the Recapitalization.

(2) RECAPITALIZATION

    On March 2, 1998, Corning, CCPC, Borden Inc. (Borden), and CCPC Acquisition Corp. entered into a Recapitalization Agreement.

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

    On April 1, 1998, pursuant to the Recapitalization Agreement, CCPC Acquisition Corp. acquired 22,080,000, or 92%, of the outstanding shares of common stock of CCPC from Corning for $110,400. CCPC then borrowed $471,600 and paid a cash dividend to Corning of $472,600. Corning retained 1,920,000, or 8%, of the outstanding shares of common stock of CCPC. Also on April 1, 1998, CCPC issued and sold 1,200,000 shares of junior preferred stock to CCPC Acquisition Corp. for $30,000. CCPC paid an additional $10,160 to Corning in July 1998 relating to certain provisions of the Recapitalization Agreement.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The consolidated financial statements were prepared in accordance with generally accepted accounting principles, the most significant of which include:

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of all entities controlled by CCPC. All significant intercompany accounts and transactions are eliminated. Certain subsidiaries of CCPC are consolidated at dates up to one month earlier than the consolidated financial statements.

                           CCPC HOLDING COMPANY, INC.

               (DOLLARS IN THOUSANDS, UNLESS OTHERWISE INDICATED)

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

TRANSLATION OF FOREIGN CURRENCIES

    Balance sheet accounts of foreign subsidiaries are translated at current exchange rates and income statement accounts are translated at average exchange rates for the year. Translation gains and losses are accumulated in a separate component of stockholders' equity. Foreign currency transaction gains and losses affecting cash flows are included in current earnings.

CASH EQUIVALENTS

    Cash equivalents consist of government securities with original maturities of three months or less.

INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out) or market. Effective April 1, 1998, the Company changed its method of determining the cost of inventories from the LIFO method to the FIFO method for the predominant portion of its inventories. The Company believes that the change to the FIFO method is preferable because of planned inventory reductions, recent historical and forecasted low inflation, and because it better reflects current inventory values. All previously reported results have been restated to reflect the retroactive application of this accounting change as required by generally accepted accounting principles. The impact of the accounting change increased cost of sales for 1998 by $176 or $0.01 per share. Net income previously reported for 1997 was increased by $656 or $0.03 per share and net income for 1996 was increased by $1,502 or $0.06 per share.

PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost. Depreciation is calculated using straight-line and accelerated methods based on the estimated useful lives of the assets as follows: buildings, 8-30 years; equipment 3-25 years; and leasehold improvements, over the lease periods. Precious metals are recorded at cost and consist of platinum, rhodium, and palladium. Precious metals are used in CCPC's manufacturing processes and are expensed to operations based on utilization.

GOODWILL AND OTHER ASSETS

    The amortization period assigned to goodwill is 40 years. Trademarks and other assets are amortized using the straight-line method over the estimated economic useful life of the assets which ranges from 3 to 32.5 years.

                           CCPC HOLDING COMPANY, INC.

               (DOLLARS IN THOUSANDS, UNLESS OTHERWISE INDICATED)

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
IMPAIRMENT ACCOUNTING

    CCPC reviews the recoverability of its long-lived assets, including goodwill and other intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on CCPC's ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If the expected undiscounted pre-tax cash flows are less than the carrying value of such assets, an impairment loss is realized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to make estimates of expected future cash flows related to long-lived assets. It is at least reasonably possible that future events or circumstances could cause these estimates to change.

STOCK BASED COMPENSATION

    Certain employees of CCPC participate in stock compensation plans. CCPC accounts for compensation cost under these plans using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." Compensation expense is recorded for awards of shares over the period earned. During 1996, the Company adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (FAS 123) which defines a fair value-based method of accounting for stock-based compensation.

ADVERTISING AND PROMOTION COSTS

    Expenditures for advertising and promotions are charged to operations as incurred.

INCOME TAXES

    CCPC uses the asset and liability approach to account for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

EARNINGS PER SHARE

    CCPC adopted Financial Accounting Standard (FAS) No. 128, "Earnings per Share," (FAS 128) in 1997. FAS 128 revised the standards for the computation and presentation of earnings per share (EPS), requiring the presentation of both basic and diluted earnings per share.

    Basic earnings per share is computed by dividing net income, less dividends on preferred stock, by the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed by dividing net income, less dividends on preferred stock, by the weighted average number of common shares outstanding during the period after giving effect to dilutive stock options.

                           CCPC HOLDING COMPANY, INC.

               (DOLLARS IN THOUSANDS, UNLESS OTHERWISE INDICATED)

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
CAPITALIZED COMPUTER SOFTWARE COSTS

    Capitalized computer software costs consist of costs to purchase and develop software. CCPC capitalizes internally developed software costs based on a project-by-project analysis of each project's significance to the Company and its estimated useful life. All capitalized software costs are amortized on a straight-line basis over a period between three and seven years.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The fair value of financial instruments is determined by reference to various market data and other valuation techniques, as appropriate. Unless otherwise disclosed, the fair value of short-term instruments approximates their recorded values due to the nature of the instruments.

RECENTLY ISSUED ACCOUNTING STATEMENTS

    In the first quarter of 1998, the Company adopted FAS No. 130, REPORTING COMPREHENSIVE INCOME, and restated prior years' consolidated financial statements to conform to the new reporting standard. FAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income includes all changes in stockholders' equity during a period except those resulting from investments by owners and distributions to owners. The adoption of FAS No. 130 resulted in revised and additional disclosures but had no effect on the consolidated financial position, results of operations, or cash flows of the Company.

    In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective for fiscal years beginning after June 15, 1999. This statement requires recognition of all derivatives as either assets or liabilities in the balance sheet measured at fair value. CCPC is currently considering the impact of this pronouncement.

(4) SIGNIFICANT CUSTOMERS

    Approximately 25% of CCPC's sales during the year ended December 31, 1998 were to two customers, each of which individually accounted for 17% and 8% of net sales. In comparison, approximately 21% and 20% of sales for the years ended December 31, 1997 and 1996 were to these two customers, individually accounting for 15% and 6% of net sales in 1997 and 13% and 7% of net sales in 1996. The aggregate accounts receivable balance at December 31, 1998 and 1997 related to these customers was approximately $18,000 and $22,000, respectively.

                           CCPC HOLDING COMPANY, INC.

               (DOLLARS IN THOUSANDS, UNLESS OTHERWISE INDICATED)

(5) SUPPLEMENTAL BALANCE SHEET DATA

INVENTORIES

                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                           1998      1997(1)
                                                                        ----------  ----------
Finished goods........................................................  $   68,869  $   59,822
Work in process.......................................................      44,821      54,165
Raw materials.........................................................       7,720       5,030
Supplies and packing materials........................................      10,625      14,100
                                                                        ----------  ----------
                                                                        $  132,035  $  133,117
                                                                        ----------  ----------
                                                                        ----------  ----------

------------------------

(1) Includes a $3,021 reduction in inventory related to accounting change.

PROPERTY AND EQUIPMENT

                                                                            DECEMBER 31,
                                                                      ------------------------
                                                                         1998         1997
                                                                      -----------  -----------
Land................................................................  $     2,453  $     2,453
Buildings...........................................................       61,591       57,941
Equipment...........................................................      258,581      230,428
Leasehold improvements..............................................       12,293       11,547
Precious metals.....................................................       11,933       11,990
                                                                      -----------  -----------
                                                                          346,851      314,359
Accumulated depreciation and related accumulated amortization.......     (205,449)    (161,027)
                                                                      -----------  -----------
                                                                      $   141,402  $   153,332
                                                                      -----------  -----------
                                                                      -----------  -----------

    Depreciation and related amortization expense for the years ended December 31, 1998, 1997 and 1996 was $28,500, $30,400 and $30,500, respectively.

OTHER ASSETS

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1998       1997
                                                                          ---------  ---------
Trademarks..............................................................  $   8,356  $   8,682
Computer software.......................................................     12,854      5,708
Deferred financing fees and other.......................................     13,867         74
                                                                          ---------  ---------
                                                                          $  35,077  $  14,464
                                                                          ---------  ---------
                                                                          ---------  ---------

    Amortization expense related to these assets for the years ended December 31, 1998, 1997 and 1996 was $6,400, $3,600 and $3,600, respectively.

                           CCPC HOLDING COMPANY, INC.

               (DOLLARS IN THOUSANDS, UNLESS OTHERWISE INDICATED)

(5) SUPPLEMENTAL BALANCE SHEET DATA (CONTINUED)
ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                            1998       1997
                                                                         ----------  ---------
Trade accounts payable.................................................  $   41,925  $  16,691
Trade accounts payable due to Corning..................................          --     11,431
Wages and employee benefits............................................      22,954     22,652
Accrued advertising and promotion......................................      13,363     11,078
Taxes on income........................................................         323      3,189
Current portion of long-term debt......................................       3,986      2,022
Other accrued expenses.................................................      21,773     12,090
                                                                         ----------  ---------
                                                                         $  104,324  $  79,153
                                                                         ----------  ---------
                                                                         ----------  ---------

    Payable due to Corning relates to amounts paid by Corning on CCPC's behalf.

(6) SUPPLEMENTAL INCOME STATEMENT DATA

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                   -------------------------------
                                                                                     1998       1997       1996
                                                                                   ---------  ---------  ---------
Interest income..................................................................  $    (291) $    (493) $  (1,656)
Interest expense incurred........................................................     35,287      9,914     13,609
Interest capitalized.............................................................       (706)      (940)    (1,232)
                                                                                   ---------  ---------  ---------
Interest expense, net............................................................  $  34,290  $   8,481  $  10,721
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Advertising and promotion expenses...............................................  $   9,963  $  11,794  $  13,489
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Research and development expenses................................................  $     411  $     380  $   2,082
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

(7) RELATED PARTY TRANSACTIONS

    The following transactions with Corning and Borden are included in the consolidated statements of operations for the years ended December 31, 1998, 1997 and 1996:

                                                                                     1998       1997       1996
                                                                                   ---------  ---------  ---------
Centralized services.............................................................  $  14,194  $  19,201  $  19,454
Other corporate administrative expenses..........................................         --  $  18,408  $  20,904
Interest income from Corning.....................................................         --  $     323  $   1,313
Interest expense to Corning......................................................  $   1,296  $   7,833  $  11,778
Interest expense to Borden, Inc. and an affiliate of Borden, Inc.................  $   2,368         --         --
Commission expense...............................................................  $       1  $     731  $     622
Management fees to Corning.......................................................  $     437         --         --
Management fees to Borden........................................................  $   1,125         --         --

    Corning provided and continues to provide certain administrative and operating support (reflected above as centralized services) including financial services, information systems support, risk management,

                           CCPC HOLDING COMPANY, INC.

               (DOLLARS IN THOUSANDS, UNLESS OTHERWISE INDICATED)

(7) RELATED PARTY TRANSACTIONS (CONTINUED) purchasing, transportation, benefit plans administration, and engineering services. Prior to the Recapitalization, CCPC was charged for this support using various allocation bases including number of employees, related payroll costs, and direct efforts expended. These costs, which are included in cost of sales and selling, general, and administrative expenses are currently charged to CCPC by Corning under a transition services agreement using negotiated rates agreed upon by the management of CCPC. Management believes that the methodology used to allocate the costs is reasonable, but may not necessarily be indicative of the costs that would have been incurred had these functions been performed by CCPC.

    Other corporate administrative expenses related to certain corporate oversight costs such as tax, treasury, legal, and technical support provided by Corning to CCPC. CCPC is developing its administrative infrastructure and certain of these functions have been and will be assumed by CCPC or performed by third parties. In 1998 CCPC performed many of the administrative services (which are included in SG&A following the Recapitalization) at a lower cost than charged by Corning.

    Prior to the Recapitalization, amounts due to and from Corning resulting from intercompany transactions carried interest at a rate based on the 30-day London Interbank Offered Rate (LIBOR) plus 3/8%.

    Interest expense due to Borden, Inc. and affiliates of Borden, Inc. related to interim financing of $471,600 at 9.5% which was borrowed and repaid during the second quarter of 1998.

    Prior to the Recapitalization, sales were made by CCPC to certain Corning subsidiaries which subsequently resold the products to third parties. CCPC paid these subsidiaries a sales commission for sales made on CCPC's behalf. In addition, Corning utilized the CCPC Canada operations as a sales office and paid commissions on Corning sales generated.

    In the first quarter of 1998, CCPC paid Corning $437 in management fees. Beginning in the second quarter of 1998, CCPC paid Borden, Inc. a management fee of $375 per quarter.

(8) STOCKHOLDERS' (DEFICIT) EQUITY

    On March 2, 1998, Corning, CCPC, Borden, and CCPC Acquisition Corp. entered into a Recapitalization Agreement. On March 16, 1998, the CCPC board of directors approved a 24,000-for-1 common stock split. This increased the common shares outstanding from 1,000 to 24,000,000. In addition, the Board of Directors approved an increase in the number of authorized shares from 1,000 to 45,000,000 and an increase in the par value from $0.00 to $0.01 per share. Share amounts have been restated for all periods presented.

    On April 1, 1998, pursuant to the Recapitalization Agreement, CCPC Acquisition Corp. acquired 22,080,000, or 92%, of the outstanding shares of common stock of CCPC from Corning for $110,400. Also on April 1, 1998, CCPC issued and sold 1,200,000 shares of junior preferred stock to CCPC Acquisition Corp. for $30,000. CCPC then borrowed $471,600 and paid a cash dividend to Corning of $472,600. Corning retained 1,920,000, or 8%, of the outstanding shares of common stock of CCPC. CCPC paid an additional $10,160 dividend to Corning in July 1998 relating to certain provisions of the Recapitalization Agreement.

    As a result of the Recapitalization, contributed capital increased by $179,825. The net capital contribution consisted of the assumption of certain indebtedness, certain post-retirement medical and life insurance liabilities, certain pension liability obligations, workers' compensation, and product liability obligations by Corning.

                           CCPC HOLDING COMPANY, INC.

               (DOLLARS IN THOUSANDS, UNLESS OTHERWISE INDICATED)

(8) STOCKHOLDERS' (DEFICIT) EQUITY (CONTINUED)

    CCPC has authorized for issuance 5,000,000 shares of preferred stock with a $25.00 par value. At December 31, 1998, 1,200,000 shares of preferred stock were outstanding. The preferred stock has a liquidation preference of $25.00 per share plus accumulated dividends, is senior to all common stock, and carries no voting or conversion rights. Holders of preferred stock are entitled to receive cumulative dividends at the rate of $0.75 per share per calendar quarter which may be paid in cash, additional shares of preferred stock, or in a combination thereof. CCPC declared $2,782 of preferred stock dividends in 1998. There were no preferred dividends paid in 1998.

(9) BORROWINGS

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

    The senior credit facilities provide term loans of $200,000 and a revolving credit facility of up to $275,000 of which $29,400 was outstanding at December 31, 1998. The senior credit facilities provide for nominal annual amortization of the term loans and final maturity in 2006. The senior credit facilities contain provisions under which interest rates on the term loans, and the revolving credit loans, are adjusted in increments based on the rate of consolidated total debt to adjusted cash flow. At December 31, 1998, the term loan rate was at 7.63% and the weighted average interest rate for the revolving credit facility was 8.12%. The commitments for revolving credit loans expire in 2005. The 9 5/8% Series B senior subordinated notes carry a principal amount of $200,000 and mature in 2008.

    In addition, at December 31, 1998 and December 31, 1997, CCPC had outstanding certain industrial development bonds bearing interest at an average rate of 4.0% per annum. The bonds mature on various dates through 2005 and had an outstanding aggregate balance of $8,242 and $10,300 at December 31, 1998 and December 31, 1997, respectively.

    Long-term debt maturing in each of the years subsequent to December 31, 1998 is as follows:

1999 calendar year................................................  $   3,986
2000 calendar year................................................      2,545
2001 calendar year................................................      2,563
2002 calendar year................................................      2,579
2003 calendar year................................................      2,477
2004--2008........................................................    423,492
                                                                    ---------
                                                                    $ 437,642
Less: current maturities..........................................     (3,986)
                                                                    ---------
                                                                    $ 433,656
                                                                    ---------
                                                                    ---------

    Based on borrowing rates currently available to CCPC for loans with similar terms and maturities, the fair value of loans payable beyond one year was $453,376 at December 31, 1998.

                           CCPC HOLDING COMPANY, INC.

               (DOLLARS IN THOUSANDS, UNLESS OTHERWISE INDICATED)

(9) BORROWINGS (CONTINUED)
    In March 1997, CCPC consolidated certain outstanding notes and debentures, which had previously been allocated to CCPC by Corning. The notes and debentures were combined into CCPC's revolving credit agreement which was increased to provide for borrowings of up to $200,000 at a rate of 30-day LIBOR plus 3/8% due on demand. At December 31, 1997, the aggregate amount of intercompany debt outstanding was $87,142. The fair value of the intercompany debt is impractical to determine.

(10) COMMITMENTS

    The Company is a defendant or plaintiff in various claims and lawsuits arising in the normal course of business. The Company believes, based upon information it currently possesses, and taking into account established reserves for estimated liabilities and its insurance coverage, that the ultimate outcome of the proceedings and actions is unlikely to have a material adverse effect on the Company's financial statements.

    CCPC is a party to certain non-cancellable lease agreements which expire at various dates through 2005. Minimum rental commitments outstanding at December 31, 1998 are as follows:

1999 calendar year.................................................  $  18,351
2000 calendar year.................................................     13,935
2001 calendar year.................................................      9,218
2002 calendar year.................................................      6,011
2003 calendar year.................................................      4,117
2004 and thereafter................................................      2,385
                                                                     ---------
Net minimum lease commitments......................................  $  54,017
                                                                     ---------
                                                                     ---------

    Rental expense was $25,000, $24,000, and $24,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

(11) EMPLOYEE RETIREMENT PLANS

    Prior to the Recapitalization, the majority of CCPC's U.S. workforce participated in Corning's employee benefit plans, including Corning's North American defined-benefit pension plan and Corning's postretirement medical and life insurance benefit plan. As a result of the Recapitalization, all pension liabilities and related pension plan assets at April 1, 1998, with the exception of those related to separate pension plans at two of CCPC's manufacturing facilities, were transferred to Corning. In addition, all postretirement benefit liabilities for retirees and active employees that were eligible to retire at April 1, 1998 were also transferred to Corning. Subsequent to the Recapitalization, CCPC established its own pension and postretirement plans that provide benefits which are substantially similar in economic value to those provided by Corning.

    CCPC also has defined-benefit pension plans for its employees at certain wholly-owned subsidiaries.

    Certain CCPC employees also participate in a Corning sponsored retirement savings plan. Charges to operations for matching contributions in 1998, 1997 and 1996 amounted to $2,240, $2,575 and $2,787, respectively.

    Relative to the pension plan, CCPC's funding policy is to contribute annually an amount determined jointly by management and its consulting actuaries. Unrecognized prior service cost and net actuarial gains and losses from changes in actuarial assumptions are deferred and amortized to pension expense over the remaining service life of plan participants, if they exceed certain limits. Plan assets are comprised principally of publicly traded debt and equity securities.

                           CCPC HOLDING COMPANY, INC.

               (DOLLARS IN THOUSANDS, UNLESS OTHERWISE INDICATED)

(11) EMPLOYEE RETIREMENT PLANS (CONTINUED)

    As of January 1, 1998, CCPC adopted FAS 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement requires companies to disclose certain information about pensions and other postretirement benefits. Relevant data for CCPC's substantive pension and postretirement medical benefit plans at September 30, 1998 and December 31, 1997, respectively, is as follows:

                                                                                                    OTHER
                                                                                                POSTRETIREMENT
                                                                       PENSION BENEFITS            BENEFITS
                                                                    ----------------------  ----------------------
                                                                       1998        1997        1998        1997
                                                                    ----------  ----------  ----------  ----------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year...........................  $   58,059  $   51,213  $   57,675  $   53,136
Service cost......................................................       3,601       3,411       1,799       2,041
Interest cost.....................................................       1,814       3,604       2,634       3,464
Plan participants' contributions..................................          99         219           5         200
Actuarial loss (gain).............................................         619         (98)      1,315       1,170
Benefits paid.....................................................        (959)     (1,855)       (184)     (2,217)
Amendments........................................................         356          --          --          --
Divestitures and Settlements......................................     (45,158)         --     (31,618)         --
                                                                    ----------  ----------  ----------  ----------
Benefit obligations at end of year................................  $   18,431  $   56,494  $   31,626  $   57,794
                                                                    ----------  ----------  ----------  ----------
                                                                    ----------  ----------  ----------  ----------
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year....................  $   37,580  $   29,820          --          --
Actual return on plan assets......................................        (628)      2,464          --          --
Employer contributions............................................         584       5,063         179       2,017
Plan participants' contributions..................................          99         219           5         200
Benefits paid.....................................................        (959)     (1,855)       (184)     (2,217)
Divestitures (transferred to Corning).............................     (22,520)         --          --          --
                                                                    ----------  ----------  ----------  ----------
Fair value of plan assets at end of year..........................  $   14,156  $   35,711  $       --  $       --
                                                                    ----------  ----------  ----------  ----------
                                                                    ----------  ----------  ----------  ----------
Funded status.....................................................  $   (4,275) $  (20,783) $  (31,626) $  (57,794)
Unrecognized net actuarial (gain)/loss............................        (717)     (6,699)        194      (1,654)
Unrecognized prior service cost...................................       1,174       9,343          --        (193)
                                                                    ----------  ----------  ----------  ----------
Net amount recognized.............................................  $   (3,818) $  (18,139) $  (31,432) $  (59,641)
                                                                    ----------  ----------  ----------  ----------
                                                                    ----------  ----------  ----------  ----------

WEIGHTED AVERAGE ASSUMPTIONS AT SEPTEMBER 30, 1998 AND DECEMBER 31, 1997,
  RESPECTIVELY:

                                                                                                           OTHER
                                                                                                       POSTRETIREMENT
                                                                                PENSION BENEFITS          BENEFITS
                                                                              --------------------  --------------------
                                                                                1998       1997       1998       1997
                                                                              ---------  ---------  ---------  ---------
Discount rate...............................................................      6.75%      7.50%      6.75%      7.50%
Expected return on plan assets..............................................      8.50%      9.00%      8.50%      9.00%
Rate of compensation increase...............................................      4.25%      4.50%      4.25%      4.50%

                           CCPC HOLDING COMPANY, INC.

               (DOLLARS IN THOUSANDS, UNLESS OTHERWISE INDICATED)

(11) EMPLOYEE RETIREMENT PLANS (CONTINUED)
COMPONENTS OF NET PERIODIC BENEFIT COST AT SEPTEMBER 30, 1998 AND DECEMBER 31,
  1997, RESPECTIVELY:

                                                                                                        OTHER
                                                                                                    POSTRETIREMENT
                                                                             PENSION BENEFITS          BENEFITS
                                                                           --------------------  --------------------
                                                                             1998       1997       1998       1997
                                                                           ---------  ---------  ---------  ---------
Service cost.............................................................  $   3,601  $   3,411  $   1,799  $   2,041
Interest cost............................................................      1,814      3,604      2,634      3,464
Expected return on plan assets...........................................     (1,649)    (2,464)        --         --
Amortization of prior service cost.......................................        281        778        (56)      (226)
Recognized net actuarial (gain)/loss.....................................        (84)        (5)         1         11
Settlement / curtailment gain............................................         --         --       (441)        --
                                                                           ---------  ---------  ---------  ---------
Net periodic benefit cost................................................  $   3,963  $   5,324  $   3,937  $   5,290
                                                                           ---------  ---------  ---------  ---------
                                                                           ---------  ---------  ---------  ---------

    The consolidated postretirement benefit obligation attributable to CCPC's workforce is determined by application of the terms of health care and life insurance plans, together with relevant actuarial assumptions and health care cost trend rates. The annual rate of medical inflation used to determine the year-end results was assumed to be 7.67% for 1998, decreasing gradually to a net of 4.75% per year at 2004 and remaining at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage point change in the assumed health care cost trend rates would have the following effects:

                                                                                   ONE-PERCENTAGE   ONE-PERCENTAGE
                                                                                   POINT INCREASE   POINT DECREASE
                                                                                   ---------------  --------------
Effect on total service cost and interest cost components of postretirement
  benefit expense................................................................     $     550       $     (569)

Effect on postretirement benefit obligation......................................     $   3,067       $   (3,099)

(12) STOCK COMPENSATION PLANS

1998 PLANS

    During 1998 certain members of management were granted options to purchase common stock in CCPC. Fixed stock options were granted to purchase shares at a $5.00 exercise price. The options were issued at fair value, vest over five years and expire ten years from the date of the grant. There are 2,672,000 options currently outstanding and 208,000 available for future grants.

    CCPC adopted the disclosure-only provisions of FAS 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plan because all stock options were granted at fair value. Had compensation cost for CCPC's stock option plan been determined

                           CCPC HOLDING COMPANY, INC.

               (DOLLARS IN THOUSANDS, UNLESS OTHERWISE INDICATED)

(12) STOCK COMPENSATION PLANS (CONTINUED) based on the fair value at the grant date consistent with the provisions of FAS 123, CCPC's net loss would have been $33,897 or $1.41 per basic and diluted share for the year ended December 31, 1998.

                                                                                                 WEIGHTED AVERAGE
                                                                                       SHARES     EXERCISE PRICE
                                                                                     ----------  -----------------
Options outstanding, beginning of year.............................................          --             --
Options granted....................................................................   2,672,000      $    5.00
Options exercised..................................................................          --             --
Options forfeited..................................................................          --             --
                                                                                     ----------
Options outstanding, end of year...................................................   2,672,000      $    5.00
                                                                                     ----------
                                                                                     ----------

    The following table summarizes information about fixed-price stock options at December 31, 1998:

                                                           WEIGHTED AVERAGE  WEIGHTED AVERAGE
EXERCISE PRICE   FAIR VALUE AT GRANT  NUMBER OUTSTANDING    REMAINING LIFE    EXERCISE PRICE
---------------  -------------------  -------------------  ----------------  -----------------
   $    5.00          $    1.60             2,672,000          6.32 years        $    5.00

    Options were granted at July 1 and October 1, 1998. There were no options exercisable at December 31, 1998.

    The fair value at the dates of grant were calculated using the Black-Scholes option pricing model. The risk-free interest rates used in the model range from 4.8% to 5.7%. The expected life of the options is seven years. CCPC common stock is not publicly traded and does not declare dividends on a regular basis.

1997 AND 1996 PLANS

    During 1997 and 1996, certain employees of CCPC participated in the stock compensation plans of Corning. Under Corning's stock option plan, non-qualified and incentive stock options to purchase unissued Corning shares at the market price on the date of grant generally become exercisable in installments from one to two years from the grant date. The maximum term of non-qualified and incentive stock options issued by Corning is generally 10 years from the grant date.

    At December 31, 1997, CCPC employees held options to acquire 351,000 shares of Corning common stock at exercise prices ranging from $14.95 per share to $54.81 per share. These outstanding options had a weighted-average exercise price of $28.50 per share and a weighted-average remaining contractual life of
7.1 years at December 31, 1997. Of these outstanding options, at December 31, 1997, 173,000 represented vested options with a weighted-average exercise price of $27.00 per share.

    The number and exercise price of all Corning options outstanding were adjusted for the distributions of certain Corning subsidiaries at December 31, 1996. This adjustment increased the number of Corning options outstanding and held by CCPC employees by approximately 69,000 and decreased the exercise price of the options by approximately 18%.

    Certain employees of CCPC were granted 38,000 Corning options in the years ended December 31, 1997 and 1996. The weighted-average exercise price of option grants in the years ended December 31, 1997 and 1996 were $42.08 and $34.44, respectively. CCPC employees exercised 80,400 and 17,100 Corning

                           CCPC HOLDING COMPANY, INC.

               (DOLLARS IN THOUSANDS, UNLESS OTHERWISE INDICATED)

(12) STOCK COMPENSATION PLANS (CONTINUED) options in the years ended December 31, 1997 and 1996, respectively. The weighted-average exercise prices of these exercises in the years ended December 31, 1997 and 1996 were $24.25 and $23.00, respectively.

    Under Corning's incentive stock plans, stock grants are made to certain employees of CCPC, either determined by specific performance goals or issued directly, in most instances subject to the possibility of forfeiture and without cash consideration. In the years ended December 31, 1997 and 1996, grants of 26,500 and 23,625 shares, respectively, were made under these plans. The weighted-average fair value of options granted was $35.32 and $33.20 per share in 1997 and 1996, respectively. At December 31, 1997 the unamortized cost of prior stock grants amounted to approximately $1,700.

    The costs related to the above plans have been allocated to CCPC by Corning within the other corporate administrative expense described in Note 8.

    In addition to the stock option plan and incentive stock plans, Corning has an employee stock purchase plan ("ESPP"), in which certain employees of CCPC participated. Under the ESPP, certain employees of CCPC could elect to have up to 10% of their annual wages withheld to purchase Corning common stock. The purchase price of the stock was 85% of the lower of the beginning-of-quarter or end-of-quarter market price.

    If CCPC had accounted for compensation cost under the provisions of FAS 123, the pro forma net income (loss) would have been $13,200 in 1997 and $2,902 in 1996. The pro forma effect of accounting for such costs using the fair value method of FAS 123 may not be representative of the effect in future years.

    Under FAS 123, the weighted-average fair values of options granted in the years ended December 31, 1997 and 1996 were $13.60 and $10.77 per share, respectively. For purposes of determining fair value at the grant date, the Black-Scholes option pricing model was used with the following weighted-average assumptions for grants in the years ended December 31, 1997 and 1996, respectively: risk free interest rate of 6.6% and 6.6%; dividend yield of 1.6% and 2.3%; expected volatility of 24.5% and 25%; and expected life of 6 and 7 years.

(13) INCOME TAXES

    Prior to April 1, 1998, CCPC was included in the consolidated federal income tax return filed by Corning. CCPC and its subsidiaries had a tax sharing arrangement with Corning pursuant to which CCPC was required to compute their provision for income taxes on a separate return (i.e., subconsolidation) basis and pay to, or receive from Corning the separate U.S. federal income tax return liability or benefit so computed, if any.

                           CCPC HOLDING COMPANY, INC.

               (DOLLARS IN THOUSANDS, UNLESS OTHERWISE INDICATED)

(13) INCOME TAXES (CONTINUED)
    The Company's tax accounts have been prepared on a separate company basis and do not necessarily reflect the Company's actual tax position as determined on a consolidated basis with Corning in 1997 and 1996.

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                  --------------------------------
                                                                                     1998       1997       1996
                                                                                  ----------  ---------  ---------
INCOME (LOSS) BEFORE TAXES:
U.S. companies..................................................................  $  (30,124) $  15,483  $  (3,125)
Non-U.S. companies..............................................................      (2,542)    11,240     12,533
                                                                                  ----------  ---------  ---------
  Income (loss) before taxes....................................................  $  (32,666) $  26,723  $   9,408
                                                                                  ----------  ---------  ---------
                                                                                  ----------  ---------  ---------

    The components of income tax expense consist of the following items:

                                                                                          YEAR ENDED DECEMBER 31,
                                                                                      -------------------------------
                                                                                        1998       1997       1996
                                                                                      ---------  ---------  ---------
CURRENT AND DEFERRED TAX EXPENSE:
  Current:
    U.S.............................................................................  $     126  $   3,859  $     232
    State and municipal.............................................................         --      2,996      2,909
    Foreign.........................................................................        969      4,122      4,159
  Deferred:
    U.S.............................................................................         --         42      1,595
    State and municipal.............................................................         --      1,574     (3,061)
    Foreign.........................................................................       (148)       141        347
                                                                                      ---------  ---------  ---------
  Net tax expense...................................................................  $     947  $  12,734  $   6,181
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------

    The income tax provision at the effective rate differs from the income tax provision at the U.S. federal statutory tax rate in effect during the years ended December 31, 1998, 1997, and 1996 for the following reasons:

                                                                                     1998       1997       1996
                                                                                  ----------  ---------  ---------
EFFECTIVE TAX RATE RECONCILIATION:

Taxes at U.S. statutory tax rate @ 35%..........................................  $  (11,433) $   9,353  $   3,293
Increase (reduction) in income taxes resulting from:
  State taxes, net of federal benefit...........................................          --      3,998       (172)
  Taxes on foreign subsidiary and FSC earnings..................................         947      2,775      2,954
  Non-deductible transactions related expenses..................................       6,464         --         --
  Other.........................................................................         453     (3,261)    (3,645)
  Change in the valuation allowance for deferred tax assets.....................       4,516       (131)     3,751
                                                                                  ----------  ---------  ---------
  Income tax expense............................................................  $      947  $  12,734  $   6,181
                                                                                  ----------  ---------  ---------
                                                                                  ----------  ---------  ---------

                           CCPC HOLDING COMPANY, INC.

               (DOLLARS IN THOUSANDS, UNLESS OTHERWISE INDICATED)

(13) INCOME TAXES (CONTINUED)
    For federal income tax purposes, CCPC has elected to treat the Recapitalization as an asset acquisition by making a Section 338(h)(10) election. As a result, there is a difference between the financial reporting and tax bases of CCPC's assets. The difference results in future deductible amounts for tax purposes which creates a deferred tax asset for financial reporting purposes.

    The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1998 and 1997 are comprised of the following:

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1998        1997
                                                                                            ----------  ----------
Fixed and intangible assets...............................................................  $   99,124  $       --
Postretirement, pension and other employee benefits.......................................      15,805      34,957
Loss and tax credit carryforwards.........................................................      11,043      22,871
Inventory reserves........................................................................       6,853       1,881
Other.....................................................................................      11,987       4,824
                                                                                            ----------  ----------
  Gross deferred tax assets...............................................................     144,812  $   64,533
Deferred tax assets valuation allowance...................................................     (95,764)    (13,432)
                                                                                            ----------  ----------
  Deferred tax assets.....................................................................      49,048      51,101
                                                                                            ----------  ----------
Fixed assets..............................................................................          --     (13,195)
                                                                                            ----------  ----------
  Deferred tax liabilities................................................................          --     (13,195)
                                                                                            ----------  ----------
    Net deferred tax assets...............................................................  $   49,048  $   37,906
                                                                                            ----------  ----------
                                                                                            ----------  ----------

    The net change in the total valuation allowance for years ended December 31, 1998 and 1997 was an increase of $82,332 and $5,200, respectively. Management believes that the net deferred tax assets are recoverable given the current estimates of future taxable income.

    Net operating losses in the amount of $13,839 are available to offset taxable income, if any, in future years. These net operating losses begin to expire in 2018.

    CCPC currently provides income taxes on the earnings of foreign subsidiaries and associated companies to the extent they are currently taxable or expected to be remitted. Taxes have not been provided on $10,780 of accumulated foreign unremitted earnings which are expected to remain invested indefinitely. It is not practicable to estimate the amount of additional tax that might be payable on these foreign earnings if they were to be remitted.

    There were no taxes paid to Corning in 1998. In 1997, CCPC paid $6,700 of income taxes to Corning.

(14) RESTRUCTURING AND TRANSACTIONS RELATED EXPENSES

    CCPC is continuing its efforts to further reduce manufacturing, assembly, and distribution costs. As a result of this effort CCPC recorded a restructuring charge of $4,772 related to the consolidation and rationalization of Asian operations and the consolidation of Canadian and U.S. distribution facilities. The restructuring program was substantially complete at December 31, 1998.

                           CCPC HOLDING COMPANY, INC.

               (DOLLARS IN THOUSANDS, UNLESS OTHERWISE INDICATED)

(14) RESTRUCTURING AND TRANSACTIONS RELATED EXPENSES (CONTINUED)
    Transactions related expenses of $28,866 primarily consist of cash and non-cash compensation, financing costs and other cash expenses associated with the Recapitalization. The charge included $17,400 of compensation payments reimbursed by Corning related to arrangements entered into by Corning with certain Corning employees who accepted employment with CCPC. The remaining transaction related expenses consisted of costs incurred in 1998 for fees and services related to the Recapitalization and the related financings.

(15) SEGMENT INFORMATION

    CCPC manages its business on the basis of one reportable segment-the worldwide manufacturing and marketing of consumer housewares. The Company markets its products chiefly in the United States but also has significant business in international markets such as Canada, Asia, Australia, and Latin America. CCPC is exposed to the risk of changes in social, political, and economic conditions inherent in foreign operations and the value of its foreign assets are affected by fluctuations in foreign currency exchange rates. Net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold. In 1998, 1997, and 1996, one customer, Wal-Mart Stores, Inc., accounted for approximately 17%, 15%, and 13%, respectively, of the Company's consolidated net sales.

                           CCPC HOLDING COMPANY, INC.

               (DOLLARS IN THOUSANDS, UNLESS OTHERWISE INDICATED)

(15) SEGMENT INFORMATION (CONTINUED)
    The following information is presented in accordance with FAS 131, "Disclosure about Segments of an Enterprise and Related Information," which the Company has adopted in the current year:

                                                                                    YEAR ENDED DECEMBER 31,
                                                                               ----------------------------------
GEOGRAPHIC AREAS:                                                                 1998        1997        1996
                                                                               ----------  ----------  ----------
NET SALES:
United States................................................................  $  440,110  $  431,926  $  500,401
Canada.......................................................................      31,877      33,354      33,103
                                                                               ----------  ----------  ----------
  North America..............................................................     471,987     465,280     533,504
Other International..........................................................      61,081     107,580      98,902
                                                                               ----------  ----------  ----------
    Total....................................................................  $  533,068  $  572,860  $  632,406
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------


                                                                                 AS OF DECEMBER 31,
                                                                               ----------------------
                                                                                  1998        1997
                                                                               ----------  ----------
LONG-LIVED ASSETS:(1)
United States................................................................  $  271,443  $  252,206
Canada.......................................................................         736         765
                                                                               ----------  ----------
  North America..............................................................     272,179     252,971
Other International..........................................................       3,884       4,522
                                                                               ----------  ----------
    Total....................................................................  $  276,063  $  257,493
                                                                               ----------  ----------
                                                                               ----------  ----------

CLASSES OF SIMILAR PRODUCTS:
                                                                                    YEAR ENDED DECEMBER 31,
                                                                               ----------------------------------
                                                                                  1998        1997        1996
                                                                               ----------  ----------  ----------
NET SALES:
Bakeware.....................................................................  $  197,400  $  206,499  $  235,353
Dinnerware...................................................................     163,336     186,642     187,202
Rangetop Cookware............................................................     100,721     109,667     140,577
Other(2).....................................................................      71,611      70,052      69,274
                                                                               ----------  ----------  ----------
  Total......................................................................  $  533,068  $  572,860  $  632,406
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

------------------------

(1) Includes property and equipment, deferred taxes on income, goodwill and other assets.

(2) "Other" sales include selected tabletop and kitchen accessories manufactured by third parties which are principally coordinated with the Corelle-Registered Trademark- line of dinnerware and the Revere Ware-Registered Trademark- line of stainless steel cookware.

                           CCPC HOLDING COMPANY, INC.

               (DOLLARS IN THOUSANDS, UNLESS OTHERWISE INDICATED)

(16) SUBSEQUENT EVENT

    In March 1999, CCPC initiated a plan to restructure its manufacturing and supply organization designed to reduce costs through elimination of under-utilized capacity, unprofitable product lines and increased utilization of the remaining facilities. Management believes that the changes will increase the Company's ability to compete by opening up diverse sources of supply both in the United States and overseas.

    The restructuring includes the discontinuation of the commercial tableware product line and closure of the related portion of CCPC's manufacturing facility in Charleroi, Pennsylvania. In order to optimize the utilization of the Charleroi facility, CCPC will move Corelle-Registered Trademark- cup production to its Martinsburg, West Virginia facility and third party suppliers, the supply contract with Corning's Greenville, Ohio facility will be terminated and Pyrex-Registered Trademark- production will be consolidated at Charleroi. Additionally, CCPC will discontinue manufacturing rangetop cookware and close its manufacturing and distribution center in Clinton, Illinois. Future supply will be sourced from third party manufacturers.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of CCPC Holding Company, Inc.

    We have audited the accompanying consolidated balance sheet of CCPC Holding Company, Inc. as of December 31, 1998 and the related consolidated statements of operations, changes in stockholders' (deficit) equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the index at item 14. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, such 1998 consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

    We also audited the adjustments described in Note 3 that were applied to restate the 1997 and 1996 consolidated financial statements to give retroactive effect to the change in the method of accounting for inventories. In our opinion, such adjustments are appropriate and have been properly applied.

Deloitte & Touche, LLP
January 29, 1998
(March 19, 1999 as to Note 16)

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of CCPC Holding Company, Inc., formerly named
Corning Consumer Products Company

    In our opinion, the consolidated balance sheet and the related consolidated statements of operations and of cash flows, prior to restatement (not presented separately herein), present fairly, in all material respects, the financial position, results of operations and cash flows of CCPC Holding Company, Inc. as of and for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of CCPC Holding Company. Inc., for any period subsequent to December 31, 1997 nor have we examined any adjustments applied to the 1997 financial statements.

PricewaterhouseCoopers LLP
New York, New York
January 19, 1998 except for the first paragraph of Note 2, as to which the date is March 16, 1998

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    On April 1, 1998, the Board of Directors of the Company approved the dismissal of its independent accountants, PricewaterhouseCoopers LLP, and approved the appointment of Deloitte & Touche LLP. There were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles, financial statement disclosure or auditing scope or procedure.

                                    PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

    The following table sets forth information regarding the executive officers and directors of the Company following the Recapitalization.

NAME                                  AGE                                  POSITION
--------------------------------      ---      ----------------------------------------------------------------
C. Robert Kidder................          54   Director and Chairman of the Board
Peter F. Campanella.............          53   Director, President and Chief Executive Officer
Edward A. Gilhuly...............          38   Director
Clifton S. Robbins..............          40   Director
Scott M. Stuart.................          39   Director
William H. Carter...............          45   Director
Nancy A. Reardon................          46   Director
William F. Stoll, Jr............          50   Director
Anthony P. Deasey...............          49   Senior Vice President--Finance and Chief Financial Officer
Stephen A. Morocco..............          47   Senior Vice President--International
Clark S. Kinlin.................          39   Senior Vice President--Sales and Marketing
Twilver Gordon..................          58   Vice President--Manufacturing and Engineering
Thomas C. O'Brien...............          54   Vice President, Secretary and General Counsel

    C. Robert Kidder was elected a Director and Chairman of the Board of the Company on April 1, 1998. He was elected a Director, Chairman of the Board and Chief Executive Officer of Borden, Inc. on January 10, 1995, and continues in those positions. Prior to that he was Chairman of the Board of Duracell International, Inc. and Duracell, Inc. from August 1991 through October 1995; Chairman of the Board and Chief Executive Officer of both companies from April 1992 through September 30, 1995; Chairman of the Board, President and Chief Executive Officer of both companies from August 1991 until April 1992; and President and Chief Executive Officer of both companies from June 1988 until August 1991. He is also a director of Electronic Data Systems Corporation, AEP Industries Inc. and Morgan Stanley, Dean Witter & Co.

    Peter F. Campanella was elected a Director of the Company on April 1, 1998, and has been its President and Chief Executive Officer since April 1996. From 1994 to 1996, he was Senior Vice President and General Manager of Corning's Science Products Division, and from 1990 to 1994, he was Vice President and General Manager of that division. He joined Corning in 1971 and has held various sales, marketing and general management positions.

    Edward A. (Ned) Gilhuly has been a director of the Company since April 1, 1998. He has been a member of KKR & Co., LLC, the limited liability company which serves as the general partner of KKR, since 1996, was a General Partner of KKR and has been a General Partner of KKR Associates, L.P. since January 1995. For 1993 and 1994, he was an executive of KKR. He is a Director of Owens-Illinois, Inc., Union Texas Petroleum and Layne Christensen Company.

    Clifton S. Robbins has been a director of the Company since April 1, 1998. He has been a member of KKR & Co., LLC, the limited liability company which serves as the general partner of KKR, since 1996, was a General Partner of KKR and has been a General Partner of KKR Associates, L.P. since January 1995. He began as an Executive with KKR & Co. in 1987. He has been a Director of Borden, Inc. since December 1994, and is also a Director of AEP Industries Inc., Borden, Inc., IDEX Corporation, KinderCare Learning Centers, Inc., Newsquest PLC and Regal Cinemas, Inc.

    Scott M. Stuart has been a director of the Company since April 1, 1998. He has been a member of KKR & Co., LLC, the limited liability company which serves as the general partner of KKR, since 1996, was a General Partner of KKR, and has been a General Partner of KKR Associates, L.P. since January 1995. He has been a Director of Borden, Inc. since December 1994, and is also a Director of AEP Industries Inc., The Boyds Collection, Ltd., KSL Recreation Corporation, Newsquest PLC and World Color Press, Inc.

    William H. Carter has been a director of the Company since April 1, 1998. He was elected Executive Vice President and Chief Financial Officer of Borden, Inc. effective April 3, 1995. Prior to that, since 1987, he was a partner in Price Waterhouse LLP.

    Nancy A. Reardon has been a director of the Company since April 1, 1998. She was elected Senior Vice President, Human Resources and Corporate Affairs, of Borden, Inc. effective March 3, 1997. Previously she was Senior Vice President-Human Resources and Communications for Duracell International, Inc. from 1991 through February 1997.

    William F. Stoll, Jr. has been a director of the Company since April 1, 1998. He was elected Senior Vice President and General Counsel of Borden, Inc. effective July 1, 1996. Prior to joining Borden at that time, he was a Vice President of Westinghouse Electric Corporation since 1993, and served as its Deputy General Counsel from 1988 to 1996.

    Anthony P. Deasey was elected Senior Vice President--Finance and Chief Financial Officer on June 8, 1998. Prior to joining the Company he was Senior Vice President--Finance and Chief Financial Officer of Rollerblade, Inc. from April 1996 to March 1998. Prior to that he was Vice President, Chief Financial Officer of Church and Dwight Co. Inc., the manufacturer and marketer of Arm & Hammer-Registered Trademark- brand consumer and industrial products, from 1988 to November 1995. From November 1995 to March 1996, Mr. Deasey was engaged in pursuing personal interests.

    Stephen A. Morocco was elected Senior Vice President--International on September 28, 1998. Prior to joining the Company, he was Vice President of Duracell Battery Operations in the Middle East, Africa, Eastern Europe, the former Soviet Union and India for the Gillette Company from July 1996 to September 1998. Prior to that he was President of Duracell Canada from March 1994 to June 1996. From 1990 through 1994 he served in Duracell International's Asia Headquarters first as Managing Director of Asia (1990-1993) and then, as Vice President, Greater China (1993-1994).

    Clark S. Kinlin was elected Senior Vice President--Sales and Marketing of the Company on April 1, 1998. Prior to that he was Vice President--Sales and Marketing of the Company since September 1997, and from 1995 to 1997, he was Vice President of Marketing. From 1993 to 1995, he was Director of Retail Development of the Company, and from 1990 to 1993, he was Manager of Sales and Marketing of Corning's Telecommunications Products Division. He joined Corning in 1981.

    Twilver Gordon was elected Vice President--Manufacturing and Engineering of the Company on April 1, 1998. Prior to that he was Director--Manufacturing and Engineering since June 1996. From 1995 to 1996, he was Manufacturing Manager of the Company; from 1993 to 1995, he was plant manager at the Company's Corning, New York, Pressware facility; and from 1988 to 1993, he was Director--Customer Services and Distribution at the Company's Greencastle, Pennsylvania, facility. He joined Corning in 1968.

    Thomas C. O'Brien was elected Vice President, Secretary and General Counsel of the Company on April 1, 1998. Prior to that he had been Assistant General Counsel of Corning since February 1993, and Secretary and Legal Counsel of the Company since January 1992. He joined Corning in 1977.

ITEM 11--EXECUTIVE COMPENSATION

    The following tables and charts set forth information with respect to benefits made available, and compensation paid or accrued, by the Company during the years ended December 31, 1998, 1997 and 1996 for services by each of the chief executive officer and the four other most highly compensated executive officers whose total salary and bonus exceeded $100,000.

                                                                                                     LONG-TERM COMPENSATION
                                                                                                  ----------------------------
                                                      ANNUAL COMPENSATION                                    AWARDS
                               -----------------------------------------------------------------  ----------------------------
                                                                        OTHER        RESTRICTED   SECURITIES      INCENTIVE
                                                                       ANNUAL           STOCK     UNDERLYING        PLAN
NAME AND PRINCIPAL POSITION      YEAR      SALARY     BONUS(1)     COMPENSATION(2)     AWARDS       OPTIONS        PAYOUTS
-----------------------------  ---------  ---------  -----------  -----------------  -----------  -----------  ---------------

PETER F. CAMPANELLA                 1998  $ 377,500  $ 1,739,236     $   111,451      $       0      180,000      $       0
  Chief Executive Officer           1997  $ 246,666  $   358,162     $         0      $ 664,313        8,000      $       0
                                    1996  $ 180,000  $   203,271     $    33,416      $ 942,005            0      $       0

CLARK S. KINLIN                     1998  $ 219,225  $   599,986     $    18,750      $       0       80,000      $       0
  Sr. Vice President Sales &        1997  $ 150,333  $   115,769     $       338      $ 166,078        4,000      $       0
  Marketing                         1996  $ 104,556  $    65,981     $     1,706      $  94,359            0      $       0

TWILVER GORDON                      1998  $ 187,275  $   543,386     $         0      $       0       45,000      $       0
  VP Manufacturing &                1997  $ 137,325  $   114,122     $         0      $       0            0      $       0
  Engineering                       1996  $  97,033  $    54,013     $         0      $       0            0      $       0

GARY P. VOGT                        1998  $ 161,625  $   510,961     $       205      $       0       45,000      $       0
  VP Logistics & Procurement        1997  $ 124,392  $    83,833     $       436      $       0            0      $       0
                                    1996  $  88,291  $    41,776     $         0      $       0            0      $       0

THOMAS C. O'BRIEN                   1998  $ 158,708  $   299,659     $         0      $       0       25,000      $       0
  VP Secretary & General            1997  $ 133,633  $    10,230     $         0      $  23,287            0      $       0
  Counsel                           1996  $ 128,067  $    41,283     $       999      $       0            0      $       0


                                    PAYOUTS
                               -----------------
                                      ALL
                                     OTHER
NAME AND PRINCIPAL POSITION     COMPENSATION(3)
-----------------------------  -----------------
PETER F. CAMPANELLA                $  16,332
  Chief Executive Officer          $  29,430
                                   $  16,554
CLARK S. KINLIN                    $   5,880
  Sr. Vice President Sales &       $   8,236
  Marketing                        $   7,465
TWILVER GORDON                     $   9,880
  VP Manufacturing &               $  12,396
  Engineering                      $  10,575
GARY P. VOGT                       $   9,880
  VP Logistics & Procurement       $   8,647
                                   $   8,411
THOMAS C. O'BRIEN                  $   1,880
  VP Secretary & General           $   7,880
  Counsel                          $   8,574

------------------------------

(1) 1998 bonus includes retention and transition compensation arrangements for Messrs. Campanella, Kinlin, Gordon, Vogt, and O'Brien of $1,666,636; $566,636; 515,136, $490,136; and $281,818 respectively. These expenses were reimbursed in full by Corning.

(2) Includes tax gross-up payments for participants employed with the Company for six months following the Closing Date and perquisite allowances.

(3) Represents amounts contributed by the Company as matching contributions to CCPC's tax-qualified Investment Plan and amounts paid in cash for benefits which would have been available pursuant to the terms of the Investment Plan absent certain limitations on compensation which may be taken into account under tax-qualified plans as imposed pursuant to the Internal Revenue Code.

EMPLOYEE AGREEMENTS

    The Company has in place a severance practice pursuant to which it will provide to all salaried employees upon certain terminations of employment, compensation in amounts ranging between eight weeks of base salary (for employees with at least one year of service) and 52 weeks of base salary (for employees with at least 20 years of service).

                    OPTION/SAR GRANTS IN LAST FISCAL YEAR(1)

                                                          INDIVIDUAL GRANTS                     POTENTIAL REALIZABLE
                                          --------------------------------------------------      VALUE AT ASSUMED
                                                       % OF TOTAL                               RATES OF STOCK PRICE
                                           NUMBER OF     OPTIONS                                  APPRECIATION FOR
                                          SECURITIES   GRANTED TO                                  OPTION TERM(2)
                                          UNDERLYING    EMPLOYEES                             ------------------------
                                            OPTIONS     IN FISCAL    EXERCISE    EXPIRATION    GAIN AT      GAIN AT
NAME                                        GRANTED       YEAR         PRICE        DATE          5%          10%
----------------------------------------  -----------  -----------  -----------  -----------  ----------  ------------
Peter F. Campanella.....................     180,000        18.1%    $    5.00       4/1/08   $  566,005  $  1,434,368
Clark S. Kinlin.........................      80,000         8.0%    $    5.00       4/1/08   $  251,558  $    637,497
Twilver Gordon..........................      45,000         4.5%    $    5.00       4/1/08   $  141,501  $    358,592
Gary P. Vogt............................      45,000         4.5%    $    5.00       4/1/08   $  141,501  $    358,592
Thomas C. O'Brien.......................      25,000         2.5%    $    5.00       4/1/08   $   78,612  $    199,218

------------------------

(1) No SARs were granted in 1998 to any of the named executive officers.

(2) The dollar amounts set forth under these columns are the result of calculations at 5% and at 10% rates established by the Securities and Exchange Commission and therefore are not intended to forecast future appreciation of CCPC's stock price. The Company did not use any alternative formula for grant date valuation as it is unaware of any formula which would determine with reasonable accuracy a present value based upon future unknown factors.

            AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                    FISCAL YEAR-END OPTION/SAR VALUES(1)(2)

                                                                                                                VALUE OF
                                                                                                               UNEXERCISED
                                                                                                              IN-THE-MONEY
                                                                                 NUMBER OF SECURITIES            OPTIONS
                                                                                UNDERLYING UNEXERCISED       AT FISCAL YEAR
                                              SHARES                          OPTIONS AT FISCAL YEAR END           END
                                             ACQUIRED           VALUE      --------------------------------  ---------------
NAME                                        ON EXERCISE       REALIZED        EXERCISABLE     UNEXERCISABLE    EXERCISABLE
---------------------------------------  -----------------  -------------  -----------------  -------------  ---------------
Peter F. Campanella....................              0        $       0                0           180,000      $       0
Clark S. Kinlin........................              0        $       0                0            80,000      $       0
Twilver Gordon.........................              0        $       0                0            45,000      $       0
Gary P. Vogt...........................              0        $       0                0            45,000      $       0
Thomas C. O'Brien......................              0        $       0                0            25,000      $       0


NAME                                       UNEXERCISABLE
---------------------------------------  -----------------
Peter F. Campanella....................      $       0
Clark S. Kinlin........................      $       0
Twilver Gordon.........................      $       0
Gary P. Vogt...........................      $       0
Thomas C. O'Brien......................      $       0

------------------------

(1) There are no SARs outstanding.

(2) In addition, each individual has grants under Corning Incorporated. Messrs. Kinlin and O'Brien exercised 1,198 and 2,396 options respectively in 1998. The value realized was $21,983 and $36,642, respectively. Messrs. Campanella, Kinlin, Gordon, Vogt, and O'Brien have 57,780; 29,133; 8,485; 4,646; and 5,721 exercisable Corning Incorporated options, respectively, valued at $690,123; $504,972; $128,597; $62,036; and $86,191, respectively.
    Messrs. Campanella, Gordon, Vogt, and O'Brien have 64,608; 1,000; 750; and 750 unexercisable Corning Incorporated options, respectively, valued at $1,199,032; $0; $0; and $0, respectively.

CORNING INCORPORATED PERFORMANCE PLAN ACTIVITY TABLE

    This Table illustrates the number of performance-based shares awarded under the Corning Incorporated Corporate Performance Plan. The number of shares earned or which may be earned by the named executive was determined by the achievement of specific return on equity, earnings per share or other objective goals for the Corning Incorporated. The percentage of awards that may be earned ranged from 0% to 150% of target.

                                                                            NUMBER                        NUMBER         NUMBER
                                                                 GRANT     OF SHARES    PERFORMANCE      OF SHARE       OF SHARES
NAME                                                  YEAR       DATE       GRANTED       PERIOD         FORFEITED       EARNED
--------------------------------------------------  ---------  ---------  -----------  -------------  ---------------  -----------

Peter F. Campanella...............................       1998     N/A              0          1998               0              0
                                                         1997   2/5/97        12,000          1997               0         18,000
                                                         1996   12/6/95       14,250          1996               0         14,250

Clark S. Kinlin...................................       1998     N/A              0          1998               0              0
                                                         1997   2/5/97         3,000          1997               0          4,500
                                                         1996   12/6/95        2,250          1996               0          2,250

Twilver Gordon....................................       1998     N/A              0          1998               0              0
                                                         1997     N/A              0          1997               0              0
                                                         1996     N/A              0          1996               0              0

Gary P. Vogt......................................       1998     N/A              0          1998               0              0
                                                         1997     N/A              0          1997               0              0
                                                         1996     N/A              0          1996               0              0

Thomas C. O'Brien.................................       1998     N/A              0          1998               0              0
                                                         1997     N/A              0          1997               0              0
                                                         1996     N/A              0          1996               0              0

PENSION PLAN

    The Company maintains a Pension Plan, a defined benefit plan, under which benefits are paid based upon career earnings (regular salary and cash awards such as those paid under the Company's Variable Compensation Plans) and years of credited service. Employees are required to contribute an amount equal to 2% of compensation in excess of the social security wage base up to the compensation limits imposed by the Internal Revenue Code. Salaried employees may contribute 2% of their annual earnings up to the social security wage base. The benefit formula is reviewed and adjusted periodically for inflationary and other factors. The Company's contributions to the Plan are determined by the Plan's actuaries and are not determined on an individual basis. The amounts of benefits payable under the Plan and attributable to the Company's contributions is subject to the provisions of the Employee Retirement Income Security Act and limits imposed by the Internal Revenue Code.

    Borden, Inc. maintains a non-qualified Supplemental Pension Plan (the "Supplemental Plan"), pursuant to which it will pay to certain executives, including each of the named executive officers, amounts approximately equal to the difference between the benefits provided for under the CCPC Pension Plan and benefits which would have been provided thereunder but for limitations on benefits which may be provided under tax-qualified plans, as set forth in the Internal Revenue Code.

    The table below sets forth aggregate annual amounts payable under the Pension Plan and the Supplemental Pension Plan under the straight life annuity option, assuming retirement during 1998 of participants who have met the eligibility requirement for unreduced benefits under the Plans. Additional benefits may be payable to participants who have elected to contribute voluntarily to the Pension Plan. The benefits set forth in the table are not subject to any deduction for social security or other offset amounts. The normal retirement age specified in the Plans is age 65 with 5 years of credited service.

                                             YEARS OF SERVICE
 FINAL AVERAGE    ----------------------------------------------------------------------
           PAY        15          20          25          30          35          40
----------------  ----------  ----------  ----------  ----------  ----------  ----------
  $    500,000    $  110,200  $  146,900  $  183,600  $  220,400  $  257,100  $  294,600
       600,000       132,700     176,900     221,100     265,400     309,600     354,600
       700,000       155,200     206,900     258,600     310,400     362,100     414,600
       800,000       177,700     236,900     296,100     355,400     414,600     474,600
       900,000       200,200     206,900     333,600     400,400     467,100     534,600
     1,000,000       222,700     296,900     371,100     445,400     519,600     594,600
     1,100,000       245,200     326,900     408,600     490,400     572,100     654,600
     1,200,000       267,700     356,900     446,100     535,400     624,600     714,600
     1,300,000       290,200     386,900     483,600     580,400     677,100     774,600
     1,400,000       312,700     416,900     521,100     625,400     729,600     834,600
     1,500,000       335,200     446,900     558,600     670,400     782,100     894,600

    The compensation covered by the Pension Plan and the Supplemental Pension Plan for each of the named executive officers is the total of salary and bonus as set forth in the Summary Compensation Table. The amount of bonus is included as compensation covered by such Plans in the calendar year in which it is paid. Messrs. Campanella, Kinlin, Gordon, O'Brien, and Vogt have 27.8, 17.4, 30.3,
25.3 and 22.2 years of credited service, respectively.

COMPENSATION OF MEMBERS OF BOARD

    Members of the Board will receive no cash compensation for their service on the Board or its committees. Members of the Board will receive reimbursement for traveling costs and other out-of-pocket expenses incurred in attending Board and committee meetings.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth information with respect to the beneficial ownership of the Company's Common Stock as of December 31, 1998 by (i) each person who is known by the Company to beneficially own more than 5% of the Company's Common Stock, (ii) each of the Company's directors who own Common Stock, (iii) each of the named executive officers who own Common Stock and (iv) all directors and executive officers as a group. Unless otherwise indicated, the address of each person named in the table below is Corning Consumer Products Company, One Pyrex Place, P.O. Box 1555, Elmira, New York 14902.

                                                                                      BENEFICIAL      PERCENTAGE OF
                                                                                     OWNERSHIP OF     COMMON STOCK
NAME AND ADDRESS OF BENEFICIAL OWNER                                               COMMON STOCK(1)     OUTSTANDING
---------------------------------------------------------------------------------  ----------------  ---------------
KKR Associates, L.P.(2)..........................................................      21,477,000            89.5%
c/o Kohlberg Kravis Roberts & Co., L.P.
9 West 57th Street
New York, New York 10019

  Edward A. Gilhuly..............................................................              --              --
  Clifton S. Robbins.............................................................              --              --
  Scott M. Stuart................................................................              --              --

Corning Incorporated.............................................................       1,920,000             8.0%
One Riverfront Plaza
Corning, NY 14831

Peter F. Campanella(3)...........................................................         180,000           *
Anthony P. Deasey(3).............................................................          80,000           *
Stephen A. Morocco(3)............................................................          60,000           *
Clark S. Kinlin(3)...............................................................          80,000           *
Twilver Gordon(3)................................................................          45,000           *
Thomas C. O'Brien(3).............................................................          25,000           *
All executive officers and directors as a group (10 persons, excluding Messrs.
  Gilhuly, Robbins and Stuart)...................................................         470,000             2.0%

------------------------

*   Less than 1%.

(1) The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the Commission governing the determination of beneficial ownership of securities. Under the rules of the Commission, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of such security, or "investment power," which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of securities as to which such person has an economic interest. The percentage of class outstanding is based on 24,000,000 shares of common stock outstanding at December 31, 1998.

(2) Shares of common stock shown as owned by KKR Associates, L.P. ("KKR Associates") are owned of record by CCPC Acquisition. KKR Associates is the sole general partner of Whitehall Associates, L.P., which is the managing member of BW Holdings, LLC. BW Holdings, LLC owns 100% of the outstanding capital stock of CCPC Acquisition. Messrs. Gilhuly, Robbins and Stuart (who are directors of CCPC) and Messrs. Henry R. Kravis, George E. Roberts, James
    H. Greene, Jr., Paul E. Raether, Michael W. Michelson, Michael T. Tokarz, Perry Golkin and Robert I. MacDonnel, as general partners of KKR Associates, may be deemed to share beneficial ownership of any shares beneficially owned by KKR Associates, but disclaim any such beneficial ownership. The address of KKR Associates is 9 West 57th Street, New York, New York 10019.

(3) The Company has granted Messrs. Campanella, Deasey, Morocco, Kinlin, Gordon, and O'Brien options to purchase 540,000, 240,000, 180,000, 240,000, 135,000, and 75,000 shares of common stock, respectively, of which 20% will vest each year beginning one year after the date of grant.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

BETWEEN CORNING AND THE COMPANY

    Historically, Corning has provided the Company with certain administrative, technical and other services, as well as providing office space and manufacturing capacity in facilities owned or leased by Corning. Additionally, Corning has made available to the Company certain manufacturing technology and other intellectual property, including the Pyrex-Registered Trademark- and Corning Ware-Registered Trademark- trademarks. In connection with the Recapitalization, Corning and CCPC entered into several agreements relating to the provision by Corning of goods and services to CCPC, the sharing of certain facilities with CCPC and the royalty-free license to use certain trademarks, tradenames, service marks, patents and know-how of Corning, in each case, on terms substantially as described below.

    HEADQUARTERS LEASE AND TRANSITION SERVICES AGREEMENT. Corning has entered into agreements with CCPC pursuant to which Corning will continue to make available certain facilities until October 1, 1999 and certain administrative services which CCPC currently obtains from or through Corning until April 1, 2000. Corning has agreed to provide these facilities and these services on substantially the same terms as offered by Corning during the 12-month period immediately prior to the Recapitalization and reflected in the Company's historical financial statements. CCPC has the right to terminate the facilities' lease on 30 days' notice and the right to terminate the receipt of specific administrative services on 90 days' notice.

    SUPPLY AGREEMENT. Certain of the Company's Pyrex-Registered Trademark-bakeware products are manufactured at a facility owned by Corning in Greenville, Ohio. The Company and Corning entered into a supply agreement pursuant to which Corning will supply the Company with manufacturing capacity for these products for three years. Orders under the supply agreement will be billed at Corning's actual cost (consisting of standard costs plus variances allocable to production of the Company's products) determined in the same manner as during the 12-month period immediately prior to the Recapitalization and reflected in the Company's historical financial statements. CCPC plans to cease production at the Greenville, Ohio facility during 1999.

    TECHNOLOGY SUPPORT AGREEMENT. The Company obtains certain manufacturing technology, engineering and research and development services from Corning. The Company and Corning entered into a technology support agreement pursuant to which Corning will continue to make these manufacturing and technology services available to the Company. In addition, the technology support agreement will provide for Corning and the Company to conduct an annual technology review, for each other's benefit, relating to patents and technical know-how in the field of the Company's products. The manufacturing technology and engineering services to be provided by Corning will be made available to the Company on the same basis as has been made available to the Company during the 12-month period immediately prior to the Recapitalization. The technology support agreement will have a term of five years and will be renewable for an additional five-year term at the option of the Company.

    ADMINISTRATIVE SERVICES AGREEMENT. In order to enable the Company to continue its sales operations in Australia, Brazil, Mexico, China, Hong Kong, India, Japan, Korea, Singapore and Taiwan, Corning or its affiliates will provide certain administrative and distribution services and sublease space to the Company. The administrative services agreement governing these arrangements has a term of two years expiring on

April 1, 2000 and is on terms designed to replicate substantially the economic terms of the arrangements in effect during the 12 months immediately prior to the Recapitalization.

    SHARED FACILITY AGREEMENT. The Company's Corning, New York manufacturing facility is adjacent to, and shares certain assets and infrastructure (e.g., waste disposal and utility service facilities) with, Corning's Fall Brook Plant. The Company and Corning have entered into a shared facility agreement pursuant to which the parties have provided for the continued use and sharing of these assets and infrastructure facilities and the allocation of the costs associated with these items (which costs are generally allocated according to the parties' relative use of such shared asset) until April 1, 2008, or until such earlier time as the Company or Corning shall have terminated its obligation to accept or provide such assets and infrastructure facilities in accordance with the agreement.

    LICENSE AGREEMENTS. Corning and the Company entered into certain license agreements pursuant to which Corning granted to the Company exclusive licenses to use the Corning Ware-Registered Trademark- trademark, service mark and trade name and Pyroceram-Registered Trademark- trademark in the field of housewares and the Pyrex-Registered Trademark- trademark in the field of durable consumer products (which the Company currently does not sell) for ten years (each renewable at the option of the Company on the same terms and conditions for an unlimited number of successive ten-year terms). In addition, Corning entered into agreements with the Company providing for the Company's continued use of the Corning name for up to three years (and up to five years for molds and molded products with the Corning name embedded thereon). Corning granted to the Company a fully paid, royalty free license of patents and know-how (including evolutionary improvements) owned by Corning that pertain to or have been used in the Company's business.

    CORNING GLASS CENTER AND SUPPLY ARRANGEMENTS. Pursuant to the Recapitalization Agreement, the Company will maintain its commercial arrangements with the Corning Glass Center (the Corning employee store) for a period of ten years ending March 31, 2008 on a pricing basis of the Company's standard costs plus 15% and will continue to sell products to Corning's manufacturing facilities for a period of five years in substantially the same quantities and terms as during the twelve month period prior to March 31, 1998.

BETWEEN BORDEN AND THE COMPANY

    In connection with the Recapitalization, the Company and Borden entered into an agreement pursuant to which Borden will provide management, consulting and financial services to the Company. Services will be provided in such areas as the preparation and evaluation of strategic, operating, financial and capital plans and the development and implementation of compensation and other incentive programs. In consideration for such services, Borden will be entitled to an annual fee of $1.5 million, plus reimbursement for certain expenses and indemnification against certain liabilities. This agreement is terminable by either party upon 30 days written notice. In connection with the Recapitalization and in consideration of services provided by Borden in arranging, structuring and negotiating the terms of the Recapitalization and the related financing transactions, the Company paid Borden transaction and financing fees and expenses of $8.0 million. The transaction and financing fees and expenses were included in the fees and expenses incurred in connection with the Recapitalization. In addition, Borden and its affiliates provided all of the interim debt financing for the Recapitalization, a portion of which was refinanced by borrowings under the Credit Facilities and the remainder was refinanced with the proceeds of the credit facilities.

TAX SHARING AGREEMENT

    The Company and certain of its subsidiaries have entered into a tax sharing arrangement with CCPC Acquisition pursuant to which the Company and such subsidiaries will be required to compute their provision for income taxes on a separate return basis and pay to, or receive from, CCPC Acquisition the separate U.S. federal and applicable state and local income tax return liability or credit so computed, if any.

STOCKHOLDERS' AGREEMENT; REGISTRATION RIGHTS AGREEMENT

    The Company, CCPC Acquisition and Corning entered into the Stockholders' Agreement which provides for certain restrictions and rights regarding the transfer of Common Stock, including a right of first refusal in favor of, first, the Company and, if the Company refuses, then CCPC Acquisition with respect to the Common Stock owned by Corning. In addition, the Stockholders' Agreement provides Corning with unlimited "piggy back" registration rights and one demand registration right.

    CCPC Acquisition has the right, under certain circumstances and subject to certain conditions, to require the Company to register under the Securities Act shares of common stock held by it pursuant to the CCPC Acquisition Registration Rights Agreement. Such registration rights will generally be available to CCPC Acquisition until registration under the Securities Act is no longer required to enable it to resell the common stock owned by it without restriction. The CCPC Acquisition Registration Rights Agreement provides, among other things, that the Company will pay all registration expenses in connection with the first six demand registrations requested by CCPC Acquisition and in connection with any registration commenced by the Company as a primary offering in which CCPC Acquisition participates through "piggy back" registration rights granted under the CCPC Acquisition Registration Rights Agreement.

OTHER

    Since April 1, 1998, the Company has obtained legal services relating to various contract and potential litigation matters from the law firm of Certilman Balin Adler & Hyman LLP of East Meadow, New York. Mr. Lewis Campanella, who is a partner in this firm, is a brother of Peter Campanella, the Chief Executive Officer of CCPC. Matters are assigned to the firm as needed. Billings by the firm from April 1, 1998 through January 31, 1999 amounted to $122,600.

                                    PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

14(A) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

        1.  Financial Statements

    All financial statements of the registrant are set forth under Item 8, Financial Statements and Supplementary Data of this Report on Form 10-K.

        2.  Schedule II Valuation accounts and reserves.

14(B) REPORTS ON FORM 8-K

    No reports on Form 8-K were filed by the Company during the fourth quarter of 1998.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  CCPC HOLDING COMPANY, INC.

  By  /s/ PETER F. CAMPANELLA    President and Chief
     --------------------------    Executive Officer            March 29, 1999
       (Peter F. Campanella)

  By   /s/ ANTHONY P. DEASEY     Senior Vice President and
     --------------------------    Chief Financial Officer      March 29, 1999
        (Anthony P. Deasey)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                         CAPACITY                 DATE
                                 -------------------------  -----------------

  By    /s/ C. ROBERT KIDDER     Director and Chairman of
     --------------------------    the Board                 March 29, 1999
         (C. Robert Kidder)

  By  /s/ PETER F. CAMPANELLA    President, Chief
     --------------------------    Executive Officer, and    March 29, 1999
       (Peter F. Campanella)       Director

  By     EDWARD A. GILHULY       Director
     --------------------------                              March 29, 1999
        (Edward A. Gilhuly)

  By     CLIFTON S. ROBBINS      Director
     --------------------------                              March 29, 1999
        (Clifton S. Robbins)

  By      SCOTT M. STUART        Director
     --------------------------                              March 29, 1999
         (Scott M. Stuart)

  By   /s/ WILLIAM H. CARTER     Director
     --------------------------                              March 29, 1999
        (William H. Carter)

  By    /s/ NANCY A. REARDON     Director
     --------------------------                              March 29, 1999
         (Nancy A. Reardon)

  By    /s/ WILLIAM F. STOLL     Director
     --------------------------                              March 29, 1999
         (William F. Stoll)

                                                                     SCHEDULE II

                           CCPC HOLDING COMPANY, INC.
                        VALUATION ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                                                                    BALANCE AT                             BALANCE AT
YEAR ENDED DECEMBER 31, 1998                                         12/31/97     ADDITIONS   DEDUCTIONS    12/31/98
------------------------------------------------------------------  -----------  -----------  -----------  -----------
Doubtful accounts and allowances..................................   $   7,304    $  17,950    $ (14,082)   $  11,172
Deferred tax assets valuation allowance...........................      13,432       95,764      (13,432)      95,764
Accumulated amortization of goodwill and other intangibles........       8,625        2,033       --           10,658
Accumulated amortization of software..............................      10,771        2,856         (316)      13,311

                                                                    BALANCE AT                             BALANCE AT
YEAR ENDED DECEMBER 31, 1997                                         12/31/96     ADDITIONS   DEDUCTIONS    12/31/97
------------------------------------------------------------------  -----------  -----------  -----------  -----------
Doubtful accounts and allowances..................................   $   7,848    $  10,418    $ (10,962)   $   7,304
Deferred tax assets valuation allowance...........................       8,267        5,805         (640)      13,432
Accumulated amortization of goodwill and other intangibles........       6,592        2,033       --            8,625
Accumulated amortization of software..............................       8,338        3,244         (811)      10,771

                                                                    BALANCE AT                             BALANCE AT
YEAR ENDED DECEMBER 31, 1996                                         12/31/95     ADDITIONS   DEDUCTIONS    12/31/96
------------------------------------------------------------------  -----------  -----------  -----------  -----------
Doubtful accounts and allowances..................................   $  13,299    $  11,189    $ (16,640)   $   7,848
Deferred tax assets valuation allowance...........................       4,500       10,104       (6,337)       8,267
Accumulated amortization of goodwill and other intangibles........       4,556        2,036       --            6,592
Accumulated amortization of software..............................       5,440        3,289         (391)       8,338

14(C) EXHIBITS FILED AS PART OF THIS REPORT

 EXHIBIT
   NO.                                             DESCRIPTION OF EXHIBIT
---------  -------------------------------------------------------------------------------------------------------

    *2.1   Recapitalization Agreement dated as of March 2, 1998, among Corning Consumer Products Company, Corning
           Incorporated, Borden, Inc. and CCPC Acquisition Corp. which appears as Exhibit 2.1 to the Registration
           Statement on Form S-4, dated June 18, 1998, is incorporated herein by reference in this Annual Report on Form 10-K.

    *2.2   Amendment to the Recapitalization Agreement dated March 31, 1998 which appears as Exhibit 2.2 to the
           Registration Statement on Form S-4, dated June 18, 1998, is incorporated herein by reference in this
           Annual Report on Form 10-K.

    *2.3   Assignment and Assumption Agreement dated as of April 1, 1998 between the Company and Corning which appears as Exhibit 2.3 to the Registration Statement on Form S-4, dated June 18, 1998, is incorporated herein by reference in this Annual Report on Form 10-K.

    *3.1   Amended and Restated Certificate of Incorporation of the Company which appears as Exhibit 3.1 to the
           Registration Statement on Form S-4, dated June 18, 1998, is incorporated herein by reference in this
           Annual Report on Form 10-K.

    *3.2   By-Laws of the Company which appears as Exhibit 3.2 to the Registration Statement on Form S-4, dated
           June 18, 1998, is incorporated herein by reference in this Annual Report on Form 10-K.

    *3.3   Certificate of Amendment of Certificate of Incorporation which appears as Exhibit 3.3 to Amendment No.
           3 to the Registration Statement on Form S-4, dated September 16, 1998, is incorporated herein by reference in this Annual Report on Form 10-K.

    *4.1   Indenture dated as of May 5, 1998 between the Company and The Bank of New York, as Trustee which appears as Exhibit 4.1 to the Registration Statement on Form S-4, dated June 18, 1998, is incorporated herein by reference in this Annual Report on Form 10-K.

    *4.2   Form of 9 5/8% Senior Subordinated Note due 2008 (included in Exhibit 4.1) which appears as Exhibit 4.2 to the Registration Statement on Form S-4, dated June 18, 1998, is incorporated herein by reference in this Annual Report on Form 10-K.

    *4.3   Form of 9 5/8% Series B Senior Subordinated Note due 2008 (included in Exhibit 4.1) which appears as
           Exhibit 4.3 to the Registration Statement on Form S-4, dated June 18, 1998, is incorporated herein by reference in this Annual Report on Form 10-K.

   *10.1   Credit Facility, dated as of April 9, 1998, among the Company, the several lenders from time to time parties thereto, and the Chase Manhattan Bank, as administrative agent, which appears as Exhibit 10.1 to the Registration Statement on Form S-4, dated June 18, 1998, is incorporated herein by reference in this Annual Report on Form 10-K.

   *10.2   Stockholders' Agreement, dated as of April 1, 1998 among the Company, CCPC Acquisition Corp. and
           Corning Incorporated which appears as Exhibit 10.2 to the Registration Statement on Form S-4, dated
           June 18, 1998, is incorporated herein by reference in this Annual Report on Form 10-K.

   *10.3   Form of Management Stockholder's Agreement among the Company, CCPC Acquisition Corp. and certain officers of the Company which appears as Exhibit 10.3 to the Registration Statement on Form S-4, dated
           June 18, 1998, is incorporated herein by reference in this Annual Report on Form 10-K.

 EXHIBIT
   NO.                                             DESCRIPTION OF EXHIBIT
---------  -------------------------------------------------------------------------------------------------------
   *10.4   Non-Qualified Stock Option Agreement dated as of April 1, 1998 between the Company and certain employees of the Company which appears as Exhibit 10.4 to the Registration Statement on Form S-4, dated
           June 18, 1998, is incorporated herein by reference in this Annual Report on Form 10-K.

   *10.5   1998 Stock Purchase and Option Plan for Key Employees of the Company and Subsidiaries which appears as
           Exhibit 10.5 to the Registration Statement on Form S-4, dated June 18, 1998, is incorporated herein by reference in this Annual Report on Form 10-K.

   *10.6   Registration Rights Agreement between the Company and CCPC Acquisition Corp. dated as of April 1, 1998 which appears as Exhibit 10.6 to the Registration Statement on Form S-4, dated June 18, 1998, is incorporated herein by reference in this Annual Report on Form 10-K.

   *10.7   Tax Sharing Agreement among the Company, CCPC Acquisition Corp. and Revere Ware Corporation, dated as of April 30, 1998 which appears as Exhibit 10.7 to the Registration Statement on Form S-4, dated June
           18, 1998, is incorporated herein by reference in this Annual Report on Form 10-K.

   *10.8   Form of Sale Participation Agreement between the Company and certain officers of the Company which appears as Exhibit 10.8 to the Registration Statement on Form S-4, dated June 18, 1998, is incorporated herein by reference in this Annual Report on Form 10-K.

  **12     Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.

   *16     Letter re: change in certifying accountant which appears as Exhibit 16 to the Registration Statement on
           Form S-4, dated June 18, 1998, is incorporated herein by reference in this Annual Report on Form 10-K.

  **18     Letter re: change in accounting principle.

  **21     Subsidiaries of the registrant.

  **27     Financial Data Schedule

------------------------

*   Previously filed and incorporated by reference

**  Filed herewith