Form 10-Q
period 1999-03-31
CCPC HOLDING CO INC
filed 1999-05-17
CIK 1063574

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                MARCH 31, 1999
                               -------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to____________

                                         Commission file number 333-57099
                                                                ---------


                           CCPC HOLDING COMPANY, INC.
                           --------------------------
                                  (Registrant)


                DELAWARE                               16-1403318
----------------------------------------  --------------------------------------
        (State of incorporation)           (I.R.S. Employer Identification No.)


One Pyrex Place, P.O. Box 1555, Elmira, New York                 14902-1555
------------------------------------------------            --------------------
   (Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code: 607-377-8605
                                                    ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for at least the past 90 days.

                             Yes  X          No
                                 ---            ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

24,000,000 shares of CCPC Holding Company, Inc.'s, $0.01 Par Value, were outstanding as of May 14, 1999.

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

Index to consolidated financial statements of CCPC Holding Company, Inc. filed as part of this report:


                                                                            Page
                                                                            ----
    Consolidated Statements of Operations for the
       three months ended March 31, 1999 and 1998                             3

    Consolidated Balance Sheets at March 31, 1999 and
       December 31, 1998                                                      4

    Consolidated Statements of Cash Flows for the three months
       ended March 31, 1999 and 1998                                          5

    Consolidated Statement of Changes in Stockholders' Equity
       For the three months ended March 31, 1999                              7

    Notes to Consolidated Financial Statements                                8


CCPC HOLDING COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)


                                                                                      Three Months Ended
                                                                                -------------------------------
                                                                                  March 31,         March 31,
                                                                                    1999               1998
                                                                                ------------       ------------
                                                                                C>
REVENUES
    Net sales                                                                   $    113,229       $    116,538

DEDUCTIONS
    Cost of sales                                                                     75,639             77,761
    Selling, general and
      administrative expenses                                                         35,131             36,693
    Provision for restructuring costs                                                 76,200               --
    Transactions related expenses                                                       --                1,384
    Other, net                                                                           102              1,013

Operating loss                                                                       (73,843)              (313)
Interest expense                                                                       9,878              1,574
                                                                                ------------       ------------

Loss before taxes on income                                                          (83,721)            (1,887)
Income tax (benefit) expense                                                            (273)             1,731
                                                                                -------------      ------------

Loss before minority interest                                                        (83,448)            (3,618)
Minority interest in subsidiary                                                            3                 36
                                                                                ------------       ------------

Net loss                                                                             (83,445)            (3,582)

Preferred stock dividends                                                                983              --
                                                                                ------------       ------------

NET LOSS APPLICABLE TO COMMON STOCK                                             $    (84,428)      $     (3,582)
                                                                                =============      =============


BASIC AND DILUTED LOSS
    PER COMMON SHARE                                                            $      (3.52)      $     (0.15)
                                                                                ============       ============

Weighted average number of common shares
    outstanding during the period                                                 24,000,000         24,000,000


The accompanying notes are an integral part of these statements.

CCPC HOLDING COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)


                                                                                           March 31,              December 31,
                                      ASSETS                                                 1999                     1998
                                      ------                                              -----------             ------------
CURRENT ASSETS
    Cash and cash equivalents                                                             $     5,683             $     9,057
    Accounts receivable, net of allowances -
      $9,064/1999; $11,172/year-end 1998                                                       48,159                  62,511
    Inventories, net                                                                          131,223                 132,035
    Prepaid expenses and other current assets                                                   8,279                   7,412
    Deferred taxes on income                                                                    8,204                   8,181
                                                                                          -----------             -----------
         Total current assets                                                                 201,548                 219,196
                                                                                          -----------             -----------

PROPERTY AND EQUIPMENT, NET                                                                   100,622                 141,402

DEFERRED TAXES ON INCOME                                                                       40,860                  40,867

GOODWILL, NET OF ACCUMULATED AMORTIZATION
      $7,013/1999; $8,369/year-end 1998                                                        46,020                  58,717

OTHER ASSETS                                                                                   34,927                  35,077
                                                                                          -----------             -----------

         TOTAL ASSETS                                                                     $   423,977             $   495,259
                                                                                          ===========             ===========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Current portion of long term debt                                                     $     2,361             $     3,986
    Accounts payable and accrued expenses                                                      78,313                 100,338
    Restructuring reserve                                                                      20,350                      --
                                                                                          -----------             -----------
         Total current liabilities                                                            101,024                 104,324
                                                                                          -----------             -----------

LONG-TERM DEBT                                                                                444,871                 433,656

ACCRUED POSTRETIREMENT LIABILITY                                                               32,711                  31,432

OTHER LIABILITIES                                                                               7,439                   4,599

MINORITY INTEREST IN SUBSIDIARY COMPANY                                                           742                     745

COMMITMENTS (NOTE 6)

STOCKHOLDERS' EQUITY
Preferred Stock - 5,000,000 shares authorized; 1,200,000 shares issued                         33,765                  32,782
Common Stock - $0.01 par value/1998; $0.00 par value/year-end 1997
      45,000,000 shares authorized; 24,000,000 shares issued                                      240                     240
Contributed capital                                                                           453,655                 453,655
Accumulated deficit                                                                          (648,441)               (564,013)
Accumulated other comprehensive income                                                         (2,029)                 (2,161)
                                                                                          -----------             -----------
         Total stockholders' deficit                                                         (162,810)                (79,497)
                                                                                          -----------             ------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $   423,977             $   495,259
                                                                                          ===========             ===========


The accompanying notes are an integral part of these statements.

CCPC HOLDING COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)


                                                                                                    Three Months Ended
                                                                                          ------------------------------------
                                                                                            March 31,             March 31,
                                                                                               1999                  1998
                                                                                          --------------        --------------
CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES:
   Net loss                                                                               $     (83,445)        $      (3,582)
   Adjustments to reconcile net loss to net cash
      (used in) provided by operating activities:
      Depreciation and amortization                                                               7,948                 8,989
      Amortization of deferred financing fees                                                       421                 --
      Minority interest in losses of subsidiary                                                      (3)                  (36)
      Loss on disposition of plant and equipment                                                     31                    84
      Deferred tax assets                                                                           (16)                  821
      Provision for restructuring charges, net of cash paid                                      75,950                    --
      Provision for postretirement benefits, net of cash paid                                     1,585                 1,215

   Changes in operating assets and liabilities:
      Accounts receivable                                                                        14,352                13,073
      Inventories                                                                                (3,988)              (14,292)
      Prepaid expenses and other current assets                                                    (867)                3,446
      Accounts payable and accrued expenses                                                     (22,025)               (9,566)
      Other non current assets and liabilities                                                      312                 1,541
                                                                                          -------------         -------------
          NET CASH (USED IN) PROVIDED BY
           OPERATING ACTIVITIES                                                                  (9,745)                1,693
                                                                                          -------------         -------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Additions to property and equipment and other assets                                          (3,219)               (7,858)
   Other, net                                                                                     --                      159
                                                                                          -------------         -------------
          NET CASH USED IN INVESTING ACTIVITIES                                                  (3,219)               (7,699)
                                                                                          -------------         -------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
   Net borrowings on revolving line of credit                                                    11,200                 --
   Repayment of long-term debt other than revolving credit facility                              (1,610)                --
   Increase in net amounts due to Corning Incorporated                                            --                    9,082
                                                                                          -------------         -------------

          NET CASH PROVIDED BY FINANCING ACTIVITIES:                                              9,590                 9,082
                                                                                          -------------         -------------

Net change in cash and cash equivalents                                                          (3,374)                3,076
Cash and cash equivalents at beginning of year                                                    9,057                 4,345
                                                                                          -------------         -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $       5,683         $       7,421
                                                                                          =============         =============


The accompanying notes are an integral part of these statements.

CCPC HOLDING COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)


                                                                                                 Three Months Ended
                                                                                              -------------------------
                                                                                              March 31,       March 31,
                                                                                                1999            1998
                                                                                              ---------       ---------
SUPPLEMENTAL DATA:
Income taxes paid, net                                                                        $     388       $   2,711

Interest paid                                                                                 $   2,682       $   3,513

Non-cash activity:
  Preferred stock dividends                                                                   $     983       $      --



The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
CCPC HOLDING COMPANY, INC.
(In thousands)


                                                                                                       Accumulated       Total
                                                                                                          other      stockholders'
                                             Preferred       Common      Contributed   Accumulated    comprehensive    (deficit)
                                               Stock         stock         capital       deficit         income         equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                    $32,782     $     240       $   453,655  $  (564,013)    $    (2,161)    $  (79,497)

Net loss                                                                                   (83,445)                       (83,445)
Foreign currency translation adjustment,                                                                       132            132
net of tax

Preferred stock dividends                         983                                         (983)                            --
------------------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 1999                       $33,765     $     240           453,655     (648,441)         (2,029)      (162,810)

The accompanying notes are an integral part of the financial statements


CCPC HOLDING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise indicated)

(1)      BASIS OF PRESENTATION
         Pursuant to Regulation 15(d) of the Securities Act of 1934, CCPC Holding Company, Inc. (CCPC) is filing herein its quarterly report on Form 10-Q which includes the first fiscal quarter of the year ended December 31, 1999. The consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. The consolidated financial statements have been compiled without audit and are subject to such year-end adjustments as may be considered appropriate by the registrant and should be read in conjunction with CCPC's Form 10-K for the year ended December 31, 1999 which has been filed with the Securities and Exchange Commission.

         Subsequent to April 1, 1998, Corning Consumer Products Company changed its name to CCPC Holding Company, Inc. The consolidated balance sheets at March 31, 1999 and December 31, 1998, the consolidated statements of operations for the three months ended March 31, 1999, and the consolidated statement of cash flows for the three months ended March 31, 1999, reflect the Recapitalization (see Note 2). The consolidated statement of operations for the three months ended March 31, 1998 and the consolidated statement of cash flows for the three months ended March 31, 1998, present CCPC as a wholly-owned subsidiary of Corning Incorporated (Corning) prior to the Recapitalization.

(2)      RECAPITALIZATION
         On March 2, 1998, Corning, CCPC, Borden, Inc., and CCPC Acquisition Corp. entered into a Recapitalization Agreement.

         On April 1, 1998, pursuant to the Recapitalization Agreement, CCPC Acquisition Corp. acquired 22,080,000, or 92%, of the outstanding shares of common stock of CCPC from Corning for $110.4 million. CCPC then borrowed $471.6 million and paid a cash dividend to Corning of $472.6 million. Corning retained 1,920,000, or 8%, of the outstanding shares of common stock of CCPC. Also on April 1, 1998, CCPC issued and sold 1,200,000 shares of junior preferred stock to CCPC Acquisition Corp. for $30.0 million. CCPC paid an additional $10.2 million to Corning in July 1998 relating to certain provisions of the Recapitalization Agreement.

(3)      RESTRUCTURING
         In the first quarter of 1999 CCPC initiated a plan to restructure its manufacturing and supply organization as part of a program designed to reduce costs through the elimination of under-utilized capacity, unprofitable product lines and increased utilization of the remaining facilities.

         The restructuring includes the discontinuation of the commercial tableware product line, which is sold to restaurants and other institutions, and closure of the related portion of CCPC's manufacturing facility in Charleroi, Pennsylvania. In order to optimize the utilization of the Charleroi facility, CCPC will move Corelle(R) cup production to its Martinsburg, West Virginia facility and to third party suppliers. In addition, CCPC's supply contract with Corning's Greenville, Ohio facility will be terminated and Pyrex(R) production will be consolidated at the Charleroi facility. Additionally, CCPC will discontinue manufacturing rangetop cookware and close its manufacturing and distribution center in Clinton, Illinois. Future supply of rangetop cookware will be sourced from third party manufacturers.

         The cash and non cash elements of the restructuring charge approximate $20.6 million and $55.6 million, respectively. Details of the restructuring charge are as follows:

         ------------------------------------- ---------------- ----------------- ----------------- ---------------- ------------
                                                                  Applied To Other       Beginning                      Balance At
                                                    Original        Balance Sheet      Restructuring      Cash           March 31,
                                                    Accrual            Accounts           Accrual        Charges           1999
         -------------------------------------- ---------------- ----------------- ----------------- ---------------- ------------
         Disposal of assets                          $    53,200       $    53,200      $        --    $       --      $        --
         Employee severance & termination                 18,047             2,400           15,647           100           15,547
         Other exit costs                                  4,953                --            4,953           150            4,803
                                                      -----------      -----------      -----------    ----------      -----------
                                                     $    76,200       $    55,600      $    20,600    $      250      $    20,350
                                                      ===========      ===========      ===========    ==========      ===========
         ---------------------------------- ---------------- ----------------- ----------------- ---------------- ----------------


         The tangible assets of the Clinton, Illinois facility and the commercial tableware product line have been written off. All intangible asset carrying values associated with the Clinton facility and the commercial tableware product line have been eliminated. The tangible and intangible assets written off totaled $40.9 million and $12.3 million, respectively. Management judgment is involved in estimating the tangible assets fair value, accordingly, actual results could vary significantly from such estimates. As part of the restructuring initiative, approximately 600 employees will be terminated. The termination results in a pension and Post retirement benefit charge of $2.4 million. CCPC expects the restructuring plan to be completed early in 2000.

         The commercial tableware product line generated net sales of $1.6 million and $1.7 million in the first quarter of 1999 and 1998, respectively, prior to its discontinuance. Operating income for the product line was break even in 1999 and 1998.

(4)      INVENTORIES
         Inventories shown on the accompanying balance sheets were comprised of the following:


         ------------------------------------------------------------------------ ---------------- --------------
                                                                                     March 31,       December 31,
                                                                                       1999             1998
         ------------------------------------------------------------------------ ---------------- --------------
         Finished goods                                                             $   72,821       $  68,869
         Work in process                                                                44,334          44,821
         Raw Materials                                                                   7,607           7,720
         Supplies & packing materials                                                    6,461          10,625
                                                                                    ----------       ---------
                                                                                    $  131,223       $ 132,035
                                                                                    ==========       =========
        ------------------------------------------------------------------------- ---------------- --------------


(5)      RELATED PARTY TRANSACTIONS
         The following transactions with related parties are included in the consolidated statements of operations for the three months ended March 31, 1999 and 1998:


                                                                                                        Three Months Ended
                                                                                                   ----------------------------
                                                                                                   March 31,          March 31,
                                                                                                    1999                1998
                                                                                                   ---------          ---------
         Centralized services to Corning Inc.                                                      $ 2,423            $  4,485
         Interest expense, net to Corning Inc.                                                         --                1,574
         Management fees to Corning Inc.                                                               --                  437
         Management fees to Borden                                                                     375                 --


         Corning Inc. provided and continued to provide certain administrative and operating support (reflected above as centralized services) including financial services, information systems support, risk management, purchasing, transportation, benefit plans administration, and engineering services. Prior to the Recapitalization, CCPC was charged for this support using various allocation bases including number of employees, related payroll costs, and direct efforts expended. These costs, which are included in cost of sales and selling, general, and administrative expenses, are currently charged to CCPC by Corning under a transition service agreement using negotiated rates agreed upon by the management of CCPC. Management believes that the methodology used to allocate the costs is reasonable, but may not necessarily be indicative of the costs that would have been incurred had these functions been performed by CCPC.

         Prior to the Recapitalization, amounts due to and from Corning resulting from intercompany transactions carried interest at a rate based on the 30-day London Interbank Offered Rate (LIBOR) plus 3/8%.

         CCPC paid Corning $437 in management fees in the first quarter of 1998. CCPC currently pays Borden a management fee of $375 per quarter.

(6)      COMPREHENSIVE INCOME
         Comprehensive income was computed as follows:


                                                                Three Months Ended
                                                            -----------------------------
                                                            March 31,          March 31,
                                                              1999               1998
                                                            -----------       -----------
         Net (loss) income                                  $  (83,445)       $   (3,582)
         Foreign currency translation adjustments                  132               174
                                                            ----------        ----------
         Comprehensive income                               $  (83,313)       $   (3,408)
                                                            ==========        ===========


(7)      COMMITMENTS
         The Company is a defendant or plaintiff in various claims and lawsuits arising in the normal course of business. The company believes, based upon information it currently possesses, and taking into account established reserves for estimated liabilities and its insurance coverage, that the ultimate outcome of the proceedings and actions is unlikely to have a material adverse effect on the company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS, UNLESS OTHERWISE INDICATED)




RESULTS OF OPERATIONS

OVERVIEW
CCPC Holding Co. Inc.(CCPC or the Company) is a leading manufacturer and marketer of oven/bakeware, dinnerware and rangetop cookware. The Company has strong positions in major channels of distribution for its products in the United States and has also achieved a significant presence in certain international markets, primarily Canada, Asia, Australia and Latin America. In the United States, CCPC sells both on a wholesale basis to retailers, distributors, and other accounts that resell the company's products and on a retail basis through company-operated outlet stores. In the international market, CCPC has established its presence through an international sales force along with localized distribution and marketing capabilities.

Prior to April 1, 1998 CCPC operated as a wholly-owned subsidiary of Corning Inc. (Corning). During this period, Corning provided CCPC with certain process-oriented administrative services, such as benefits administration, accounts payable, accounts receivable, treasury and tax services. Corning has agreed pursuant to a transition services agreement to continue to provide such services for up to two years at negotiated rates (expiring in April 2000) calculated on the same basis as before the Recapitalization. CCPC is developing its administrative infrastructure and is in the process of assuming these functions previously performed by Corning or outsourcing them to third parties.


                                                                   Three Months Ended March 31
                                                    -------------------------------------------------------------
                                                       1999                      1998                   $ Change
                                                       ----                      ----                   --------
NET SALES
   North America                                    $  96,703                 $ 102,211                $  (5,508)
   Asia(1)                                              7,492                     2,366                    5,126
   Other International                                  9,034                    11,961                   (2,927)
                                                    ---------                 ---------                ---------
                                                    $ 113,229                 $ 116,538                $  (3,309)
                                                    =========                 =========                =========

OPERATING LOSS2
   North America                                    $    (389)                $  (1,904)               $   1,515
   Asia(1)                                              1,842                      (102)                   1,944
   Other International                                    904                     3,077                   (2,173)
   Restructuring                                      (76,200)                        -                  (76,200)
   Transactions Related Expenses                            -                    (1,384)                   1,384
                                                    ---------                 ---------                ---------
                                                    $ (73,843)                $    (313)               $ (73,530)
                                                    =========                 =========                =========


(1)      Excluding Japan, which is included in Other International

2        All manufacturing and corporate overhead are included in North America.

Net sales decreased $3.3 million or 2.8% from the first quarter 1998, principally due to sales weakness in Company-operated outlet stores. Operating loss includes a $76.2 million charge to restructure certain domestic manufacturing operations. Absent the restructuring charge incurred in 1999 and transactions related expenses, incurred in the first quarter 1998, operating results improved $1.3 million in 1999 versus 1998. The improvement is a result of the continued strengthening of Asian markets and administrative cost savings,partially offset unfavorable economic conditions in Latin America and the performance of the Company-operated outlet stores.


                                                                                   Three Months Ended
                                                     -------------------------------------------------------------------------------
                                                     March 31, 1999       % of Net Sales     March 31, 1998           % of Net Sales
                                                     --------------       --------------     --------------           --------------
Net Sales                                               $113,229              100.0%                $116,538              100.0%
Cost of Sales                                             75,639               66.8                   77,761               66.7
                                                        --------              -----                 --------              -----
Gross Profit                                              37,590               33.2                   38,777               33.3

SG&A                                                      35,506               31.4                   37,130               31.9
Provision for Restructuring Costs                         76,200               67.3                        -                0.0
Transactions Related Expenses                                  -                0.0                    1,384                1.2
Other, Net                                                  (273)              (0.2)                     576                0.5
                                                        --------              -----                 --------              -----

Operating Loss                                           (73,843)             (65.2)                    (313)              (0.3)
Interest Expense                                           9,878                8.7                    1,574                1.4
                                                        --------              -----                 --------              -----

Loss Before Taxes on Income                              (83,721)             (73.9)                  (1,887)              (1.6)
Income Tax (Benefit)/Expense                                (273)              (0.2)                   1,731                1.5
                                                        --------              -----                 --------              -----

Loss Before Min. Int.                                    (83,448)             (73.7)                  (3,618)              (3.1)
Min. Int. in Losses of Sub.                                    3                0.0                       36                0.0
                                                        --------              -----                 --------              -----

Net loss                                                $(83,445)             (73.7)%               $ (3,582)              (3.1)%
                                                        ========              =====                 ========              =====

EBITDA                                                  $ 10,305                9.1%                $ 10,060                8.6%
                                                        ========             =======                ========              ======


SALES
Net sales decreased $3.3 million or 2.8% in the first quarter of 1999 versus the first quarter of 1998.

Asia continued to rebound from 1998 downturns as net sales exceeded the prior year by $5.1 million. The significant improvement resulted from the continued recovery of Asian economic conditions coupled with the successful introduction of new Corelle(R) patterns in the first quarter of 1999.

The increase was more than offset by a $4.4 million reduction in company-operated outlet store sales and a $2.9 million reduction in sales to other international markets, primarily Latin America. Company-operated outlet stores sales were lower than 1998 as a result of the closure of several clearance stores and inclement weather. In the first quarter of 1999 CCPC closed a number of clearance stores as part of a plan to improve profitability. Although sales were negatively impacted operating income benefited from the decision. In addition store traffic was negatively impacted by severe weather conditions in the first quarter of 1999 relative to 1998. Finally, the recovery of the Asian business combined with strong promotion driven sales of certain product lines in North America have resulted in temporary shortages at the Company-owned outlet stores.

Lower sales in Latin America, principally Mexico, are primarily a result of unfavorable economic conditions.

GROSS PROFIT
Gross profit as a percentage of sales was 33.2% in 1999, consistent with the 1998 gross profit percentage of 33.3%. Efficiencies and cost reductions gained at the Company's manufacturing facilities were offset by the decrease in higher margin Company-operated outlet store sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses decreased $1.6 million in 1999 compared to 1998. Selling, general and administrative expenses as a percentage of sales were 31.4% compared to 31.9% in 1998. The decrease is due to the separation from Corning. CCPC now operates as an independent company versus a wholly-owned subsidiary of Corning in the first quarter of 1998. As an independent company CCPC performs many of the administrative tasks previously performed by Corning at a significantly lower cost.

RESTRUCTURING
In the first quarter of 1999 the Company recorded a $76.2 million charge relating to the restructuring of CCPC's manufacturing and supply organization designed to reduce costs through the elimination of under-utilized capacity, unprofitable product lines and increased utilization of the remaining facilities. Management believes that the changes covered by this plan will increase the Company's ability to compete in the future by reducing manufacturing and distribution costs and by opening up diverse sources of supply both in the United States and internationally. (See Note 3 of the consolidated financial statements).

TRANSACTIONS RELATED EXPENSES
Transactions related expenses of $1.4 million recorded in 1998 were associated with the Recapitalization (see Note 2 of Notes to Consolidated Financial Statements).

OTHER, NET
Other operating income increased $0.9 million in 1999 as a result of an increase in the amount of royalty income in 1999 versus 1998. During 1998 the Company licensed its trade names for use in conjunction with several household items which were outside the Company's strategic product portfolio. Income from this activity commenced in 1999.

OPERATING LOSS
As a result of the factors discussed above, operating loss increased by $73.5 million to a loss of $73.8 million in 1999 from a loss of $0.3 million in 1998.

NET INTEREST EXPENSE
Interest expense associated with the debt incurred pursuant to the Recapitalization resulted in an $8.3 million year over year increase in interest expense in the period.

INCOME TAX EXPENSE
The $0.3 million income tax benefit in 1999 is as a result of the losses incurred in the period. The Company did not recognize the entire benefit of the current period operating losses because realization of the entire net operating loss carry-forward is not certain. The valuation allowance on the net operating loss carry-forward was increased to reflect this uncertainty.

EBITDA (EARNINGS BEFORE NET INTEREST EXPENSE, INCOME TAXES, DEPRECIATION AND AMORTIZATION, RESTRUCTURING EXPENSES, TRANSACTIONS RELATED EXPENSES AND MINORITY INTEREST) EBITDA for the three months ended March 31, 1999 increased by $0.2 million or 2.4% compared to the same period of the prior year. EBITDA as a percentage of sales increased to 9.1% in 1999 from 8.6% in 1998. The cost savings realized in selling, general and administrative expenses as a result of the separation from Corning more than offset the decline in gross profit described above.

INVENTORY REDUCTION PROGRAM
In the third quarter of 1998 CCPC implemented an inventory reduction program. The year on year impact of the program is as follows:


--------------------------------------------------------------------------------- ---------------- -----------------
                                                                                      March 31,       March 31,
                                                                                         1999          1998
--------------------------------------------------------------------------------- ---------------- -----------------
Finished goods                                                                       $   72,821      $   69,417
Work in process                                                                          44,334          61,455
Raw Materials                                                                             7,607           7,024
Supplies & packing materials                                                              6,461          13,643
                                                                                     ----------      ----------
                                                                                     $  131,223      $  151,539
                                                                                     ==========      ==========
--------------------------------------------------------------------------------- ---------------- -----------------


Inventories have been reduced by $20.3 million at March 1999 in comparison to March 1998. The inventory reduction program has had the effect of improving cash flow and reducing inventory carrying costs.

LIQUIDITY AND CAPITAL RESOURCES

RECAPITALIZATION
On March 2, 1998, Corning, Borden, the Company and CCPC Acquisition entered into the Recapitalization Agreement, pursuant to which on April 1, 1998 CCPC Acquisition acquired 92.0% of the outstanding shares of Common Stock of the Company from Corning for $110.4 million. The stock acquisition was financed by an equity investment in CCPC Acquisition by BW Holdings, an affiliate of KKR and the parent company of Borden and CCPC Acquisition. Pursuant to the Recapitalization Agreement, on the closing date prior to the consummation of the stock acquisition, CCPC paid a cash dividend to Corning of $472.6 million. On July 10, 1998, post-closing adjustments to the cash dividend were agreed upon by CCPC and Corning, and CCPC distributed $10.2 million to Corning. As a result of the Recapitalization, Corning continues to hold 8.0% of the outstanding shares of common stock.

FINANCING ARRANGEMENTS
CCPC incurred substantial indebtedness as a result of the Recapitalization. On April 1, 1998, CCPC entered into an interim financing agreement with Borden and BW Holdings, an affiliate of Borden, providing $471.6 million in financing at 9.5% maturing December 31, 1998. The interim financing was repaid in May 1998 with the proceeds of borrowings under senior credit facilities from a syndicate of banks and other financial institutions and the issuance of senior subordinated notes in a private placement. On October 23, 1998, CCPC exchanged the privately placed senior subordinated notes for 9 5/8% Series B Senior Subordinated Notes due 2008 (the "Notes") which have been registered under the Securities Act.

The senior credit facilities provide term loans of $200.0 million and a revolving credit facility of up to $275.0 million of which $40.6 million in borrowings and $4.0 million in letters of credit were outstanding at March 31, 1999. The senior credit facilities provide for nominal annual amortization of the term loans and final maturity in 2006. The senior credit facilities contain provisions under which interest rates on the term loans and the revolving credit loans are adjusted in increments based on the rate of consolidated total debt to adjusted cash flow. At March 31, 1999, the term loan rate was at 6.94% and the weighted average interest rate for the revolving credit facility was 6.77%. The commitments for revolving credit loans expire in 2005. CCPC expects that its working capital needs and other requirements will require it to obtain replacement revolving credit facilities at that time. The 9 5/8% Series B senior subordinated notes carry a principal amount of $200.0 million and mature in 2008. The Notes are subordinate and junior in right of payment to all existing and future Senior Indebtedness of the CCPC, including all indebtedness under the senior credit facilities.

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

The credit facilities contain numerous financial and operating covenants. In addition, the credit facilities also require the company to meet certain financial ratios and tests including a ratio of debt to EBITDA and EBITDA to cash interest expense (where EBITDA represents adjusted cash flow as described more fully in the credit facilities). CCPC was in compliance with its covenants at March 31, 1999.

CASH FLOWS
In 1999, CCPC's operating activities used cash of $9.7 million compared to cash provided by operating activities of $1.7 million during the same period in 1998. CCPC deferred certain payments until the first quarter of 1999 as a result of tightened cash management initiatives taken late in 1998. Investing activities used cash of $3.2 million in 1999 compared to $7.7 million in 1997 due to the timing of capital expenditures. Net cash generated in financing operations totaled $9.6 million for 1999 compared to $9.1 million for the same period in 1998 as a result of borrowings needed to fund working capital.

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


RESTRUCTURING
In the first quarter of 1999 CCPC initiated a plan to restructure its manufacturing and supply organization designed to reduce costs through the elimination of under-utilized capacity, unprofitable product lines and increased utilization of the remaining facilities. Management believes that the changes will increase the Company's ability to compete by opening up diverse sources of supply both in the United States and internationally.

The restructuring includes the discontinuation of the commercial tableware product line and closure of the related portion of CCPC's manufacturing facility in Charleroi, Pennsylvania. In order to optimize the utilization of the Charleroi facility, CCPC will move Corelle(R) cup production to its Martinsburg, West Virginia facility and to third party suppliers, CCPC's supply contract with Corning's Greenville, Ohio facility will be terminated and Pyrex(R) production will be consolidated at the Charleroi facility. Additionally, CCPC will discontinue manufacturing rangetop cookware and close its manufacturing and distribution center in Clinton, Illinois. Future supply of rangetop cookware will be sourced from third party manufacturers.

The cash and non cash elements of the restructuring charge approximate $20.6 million and $55.6 million, respectively. The cash charges will primarily be incurred in the second, third and fourth quarters of 1999.



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

To address this issue, CCPC's Year 2000 Program is a risk-based plan divided into three phases that are being executed by both internal and external resources. These phases are: Phase I - an inventory of all systems, assigning a business priority for each system and performing a preliminary assessment of Year 2000 susceptibility; Phase II - completion of a detailed Year 2000 susceptibility analysis and development of remediation plans and contingency plans; and Phase III - implementation of the remediation plans and, if necessary, contingency plan(s) and completing final system testing.

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

ENTERPRISE-WIDE SYSTEMS
CCPC is in the process of implementing a comprehensive enterprise-wide resource management system. The enterprise-wide system versions are represented to be Year 2000 compliant by the vendor. Due to the relative complexity and importance of the existing business and accounting systems to ongoing operations, the new enterprise-wide system implementations will address the vast majority of CCPC's internal Year 2000 risk associated with business applications. Implementation of the new system is well underway except for the development of certain contingency plans. This system will be substantially completed by July 1, 1999.

OTHER SYSTEMS
For the systems not to be replaced by enterprise-wide implementations, Phase I is complete, Phase II is substantially complete, and Phase III remediation has begun. As of March 31, 1999, CCPC completed approximately 85% of the needed remediation work for these other systems. The remaining remediation work and all system testing activities are planned to be completed by July 1, 1999.

SUPPLIERS AND CUSTOMERS
CCPC completed Phase I of the plan to assess and address the risks related to third party suppliers and customers. As a result of initial inquiries, supplier and customer responses have been received. These responses have been evaluated and appropriate procedures will be performed to determine the extent to which CCPC may be vulnerable to the failure of third parties to resolve their own Year 2000 issues. Efforts related to suppliers and customers, including development of contingency plans where appropriate, are targeted for completion by June 30, 1999. Although the CCPC systems do not rely significantly on systems of other companies, CCPC cannot provide assurance that failure of third parties to address the Year 2000 issue will not have an adverse impact on business operations and results.

BUSINESS CONTINUATION TEAMS
To optimize and integrate contingency planning, business continuation teams have been formed at major operational locations to perform cross-functional risk assessment and develop appropriate, concerted contingency plans commensurate with perceived probability of failure and adverse financial impact. The business continuation teams are working primarily on issues that may occur in 2000.

COSTS
Significant investments in enterprise-wide information systems have been made since 1996 that will total approximately $16.5 million by December 31, 1999. The cost to make the remaining systems Year 2000 compliant is estimated to be $0.6 million. As of March 31, 1999, CCPC had incurred costs of approximately $12.4 million for enterprise-wide systems and approximately $0.3 million for other systems and efforts.

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


FORWARD-LOOKING AND CAUTIONARY STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The factors discussed below, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report, including without limitation, in "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's related press releases and in oral statements made by authorized officers of the Company. When used in this report, any press release or oral statement, the words "looking forward," "estimate," "project," "anticipate," "expect," "intend," "believe" and similar expressions are intended to identify a forward-looking statement. Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond the Company's control) that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The forward-looking statements regarding such matters are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether actual results and developments will conform with the Company's expectations and predictions, however, is subject to a number of risks and uncertainties, in addition to the risk factors discussed above, including: a global economic slowdown in any one, or all, of the Company's sales categories; loss of sales as the Company streamlines and focuses on strategic accounts; unpredictable difficulties or delays in the development of new product programs; increased difficulties in obtaining a consistent supply of basic raw materials such as sand, soda ash, steel or copper and energy inputs such as electrical power or natural gas at stable pricing levels; development by the Company of an adequate administrative infrastructure; technological shifts away from the Company's technologies and core competencies; unforeseen interruptions to the Company's business with its largest customers resulting from, but not limited to, financial instabilities or inventory excesses; the effects of extreme changes in monetary and fiscal policies in the United States and abroad, including extreme currency fluctuations and unforeseen inflationary pressures such as those recently experienced by certain Asian economies; drastic and unforeseen price pressures on the Company's products or significant cost increases that cannot be recovered through price increases or productivity improvements; significant changes in interest rates or in the availability of financing for the Company or certain of its customers; loss of any material intellectual property rights; increasing reliance on third-party manufacturers as the Company restructures and consolidates its supply chain; any difficulties in obtaining or retaining the management or other human resource competencies that the Company needs to achieve its business objectives; and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company and its subsidiaries or their business or operations.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CCPC has market risk in the areas of foreign currency and fixed interest rate debt.

Currency exchange fluctuations significantly affect CCPC's foreign sales and earnings. The increased strength of the U.S. dollar has, in 1999, and may in future periods, increase the effective price of the Company's products sold in U.S. dollars in international markets with the result of materially adversely affecting sales. CCPC's costs are predominantly denominated in U.S. dollars. Thus, with respect to sales conducted in foreign currencies, increased strength of the U.S. dollar decreases CCPC's reported revenues and margins in respect of such sales to the extent CCPC is unable or determines not to increase local currency prices.

At March 31, 1999, CCPC had $206.6 million in fixed rate debt outstanding. CCPC realizes gains and losses on these financial instruments as the market interest rates fluctuate. The fair value of CCPC's fixed rate debt at March 31, 1999 was $214.9 million resulting from changes in market conditions, primarily interest rates.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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






ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  See the Exhibit Index which is located on page 21.



Other items under Part II are not applicable.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                       ---------------------------------------------------------
                                      CCPC HOLDING COMPANY, INC.
                                             (Registrant)





    May 14, 1999                      /s/ Peter F. Campanella
--------------------   ---------------------------------------------------------
        Date                              Peter F. Campanella
                                 President and Chief Executive Officer





    May 14, 1999                       /s/ Anthony P. Deasey
--------------------   ---------------------------------------------------------
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




                EXHIBIT #                DESCRIPTION

                   12 Computation of ratio of earnings to combined fixed charges and preferred dividends

                   27               Financial Data Schedule