Form 10-Q
period 1999-06-30
CCPC HOLDING CO INC
filed 1999-08-13
CIK 1063574

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                            ------------------------

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 333-57099

                           CCPC HOLDING COMPANY, INC.

                                  (Registrant)

                  DELAWARE                             16-1403318
  ----------------------------------------  ---------------------------------
          (State of incorporation)           (I.R.S. Employer Identification
                                                          No.)

      ONE PYREX PLACE, ELMIRA NEW YORK                    14902
  ----------------------------------------  ---------------------------------
  (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code: 607-377-8605

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for at least the past 90 days. Yes /X/ No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

    24,000,000 shares of CCPC Holding Company, Inc.'s, $0.01 Par Value, were outstanding as of August 13, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

    Index to condensed consolidated financial statements of CCPC Holding Company, Inc. filed as part of this report:

                                                                                                                PAGE
                                                                                                                -----

Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 1999 and
  1998.....................................................................................................           3

Condensed Consolidated Balance Sheets at June 30, 1999 and December 31, 1998...............................           4

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 1999 and 1998............           5

Condensed Consolidated Statement of Changes in Stockholder's Equity for the six months ended June 30,
  1999.....................................................................................................           7

Notes to Condensed Consolidated Financial Statements.......................................................           8

                           CCPC HOLDING COMPANY, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                      ----------------------------  ----------------------------
                                                        JUNE 30,       JUNE 30,       JUNE 30,       JUNE 30,
                                                          1999           1998           1999           1998
                                                      -------------  -------------  -------------  -------------
REVENUES
    Net sales.......................................  $     108,548  $     112,931  $     221,777  $     229,469
DEDUCTIONS
    Cost of sales...................................         69,461         74,019        145,100        151,780
    Selling, general and administrative expenses....         36,843         37,218         72,828         74,775
    Provision for restructuring costs...............             --             --         76,200             --
    Transaction related expenses....................             --         27,227             --         28,611
    Other, net......................................         (1,167)          (619)        (1,919)          (470)
                                                      -------------  -------------  -------------  -------------
Operating income (loss).............................          3,411        (24,914)       (70,432)       (25,227)
Interest expense....................................         10,078         10,855         19,956         12,429
                                                      -------------  -------------  -------------  -------------
Loss before taxes on income.........................         (6,667)       (35,769)       (90,388)       (37,656)
Income tax (benefit) expense........................           (103)           (13)          (377)         1,718
                                                      -------------  -------------  -------------  -------------
Loss before minority interest.......................         (6,564)       (35,756)       (90,011)       (39,374)
Minority interest (expense) income in subsidiary....           (110)            79           (108)           115
                                                      -------------  -------------  -------------  -------------
Net loss............................................         (6,674)       (35,677)       (90,119)       (39,259)
Preferred stock dividends...........................         (1,013)          (900)        (1,996)          (900)
                                                      -------------  -------------  -------------  -------------
NET LOSS APPLICABLE TO COMMON STOCK.................  $      (7,687) $     (36,577) $     (92,115) $     (40,159)
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------
BASIC AND DILUTED LOSS PER COMMON SHARE.............  $       (0.32) $       (1.52) $       (3.84) $       (1.67)
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------
Weighted average number of common shares outstanding
  during the period.................................     24,000,000     24,000,000     24,000,000     24,000,000

        The accompanying notes are an integral part of these statements.

                           CCPC HOLDING COMPANY, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                         JUNE 30,    DECEMBER 31,
                                                                                           1999          1998
                                                                                        -----------  ------------
                                                     ASSETS
CURRENT ASSETS
    Cash and cash equivalents.........................................................  $     2,974   $    9,057
    Accounts receivable, net of allowances -- $5,857/1999; $11,172/1998...............       47,222       62,511
    Inventories, net..................................................................      142,707      132,035
    Prepaid expenses and other current assets.........................................        6,299        7,412
    Deferred taxes on income..........................................................        8,213        8,181
                                                                                        -----------  ------------
        Total current assets..........................................................      207,415      219,196
                                                                                        -----------  ------------
PROPERTY AND EQUIPMENT, NET...........................................................       99,379      141,402
DEFERRED TAXES ON INCOME..............................................................       40,848       40,867
GOODWILL, NET OF ACCUMULATED AMORTIZATION $7,351/1999; $8,369/year-end 1998...........       45,682       58,717
OTHER ASSETS..........................................................................       36,725       35,077
                                                                                        -----------  ------------
        TOTAL ASSETS..................................................................  $   430,049   $  495,259
                                                                                        -----------  ------------
                                                                                        -----------  ------------
                                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Current portion of long term debt.................................................  $     2,570   $    3,986
    Accounts payable and accrued expenses.............................................       66,551      100,338
    Restructuring reserve.............................................................       18,441           --
                                                                                        -----------  ------------
        Total current liabilities.....................................................       87,562      104,324
                                                                                        -----------  ------------
LONG-TERM DEBT........................................................................      470,571      433,656
ACCRUED POSTRETIREMENT LIABILITY......................................................       33,528       31,432
OTHER LIABILITIES.....................................................................        6,806        4,599
MINORITY INTEREST IN SUBSIDIARY COMPANY...............................................          853          745
COMMITMENTS (NOTE 7)
STOCKHOLDERS' EQUITY
Preferred Stock -- 5,000,000 shares authorized; 1,200,000 shares issued...............       34,778       32,782
Common Stock -- $0.01 par value/45,000,000 shares authorized; 24,000,000 shares
  issued..............................................................................          240          240
Contributed capital...................................................................      453,655      453,655
Accumulated deficit...................................................................     (656,128)    (564,013)
Cumulative translation adjustment.....................................................       (1,816)      (2,161)
                                                                                        -----------  ------------
        Total stockholders' (deficit).................................................     (169,271)     (79,497)
                                                                                        -----------  ------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....................................  $   430,049   $  495,259
                                                                                        -----------  ------------
                                                                                        -----------  ------------

        The accompanying notes are an integral part of these statements.

                           CCPC HOLDING COMPANY, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                                  SIX MONTHS ENDED
                                                                                               ----------------------
                                                                                                JUNE 30,    JUNE 30,
                                                                                                  1999        1998
                                                                                               -----------  ---------
CASH FLOWS (USED IN) OPERATING ACTIVITIES:
  Net loss...................................................................................   $ (90,119)  $ (39,259)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization............................................................      15,543      17,989
    Amortization of deferred financing fees..................................................         842         364
    Minority interest in losses(earnings) of subsidiary......................................         108        (115)
    Loss on disposition of plant and equipment...............................................          71         122
    Deferred tax assets......................................................................         (13)      3,906
    Provision for restructuring expenses, net of cash paid...................................      74,041          --
    Provision for postretirement benefits, net of cash paid..................................       1,471       2,118
  Changes in operating assets and liabilities:
    Accounts receivable......................................................................      15,289      23,324
    Inventories..............................................................................     (15,029)    (26,950)
    Prepaid expenses and other current assets................................................       1,113      (1,599)
    Accounts payable and accrued expenses....................................................     (33,794)     (6,052)
    Other liabilities........................................................................        (459)      5,646
                                                                                               -----------  ---------
        NET CASH USED IN OPERATING ACTIVITIES................................................     (30,936)    (20,506)
                                                                                               -----------  ---------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to property and equipment and other assets.......................................     (10,646)     (8,049)
  Other, net.................................................................................          --         102
                                                                                               -----------  ---------
        NET CASH USED IN INVESTING ACTIVITIES................................................     (10,646)     (7,947)
                                                                                               -----------  ---------
Cash flows provided by financing activities:
    Borrowings on revolving credit facility..................................................      38,900      77,000
    Borrowings of long-term debt other than revolving credit facility........................          --     400,000
    Repayment of long-term debt other than revolving credit facility.........................      (3,401)     (1,806)
    Interim financing........................................................................          --     471,600
    Repayment of interim financing...........................................................          --    (471,600)
    Dividend to Corning Incorporated.........................................................          --    (472,600)
    (Decrease) increase in net amounts due to Corning Incorporated...........................          --     (87,142)
    Shareholder capital contribution.........................................................          --     103,324
    Issuance of preferred stock..............................................................          --      30,000
    Issuance of common stock.................................................................          --         240
    Deferred financing fees..................................................................          --     (14,993)
                                                                                               -----------  ---------
        NET CASH PROVIDED BY FINANCING ACTIVITIES............................................      35,499      34,023
                                                                                               -----------  ---------
Net (decrease) increase in cash..............................................................      (6,083)      5,570
Cash and cash equivalents at beginning of year...............................................       9,057       4,345
                                                                                               -----------  ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...................................................   $   2,974   $   9,915
                                                                                               -----------  ---------
                                                                                               -----------  ---------
SUPPLEMENTAL DATA:
Income taxes paid, net.......................................................................   $     573   $     335
Interest paid................................................................................   $  17,228   $  11,172
Non-cash activity:
  Increase to deferred taxes resulting from the Recapitalization.............................   $      --   $  13,471
  Adjustment to postretirement liability for amounts assumed by Corning......................   $      --   $  31,998
  Adjustment to pension liability for amounts assumed by Corning.............................   $      --   $  17,669
  Adjustment to accounts payable for liabilities retained by Corning.........................   $      --   $   7,913
  Preferred stock dividends..................................................................   $   1,996   $     900

        The accompanying notes are an integral part of these statements.

                           CCPC HOLDING COMPANY, INC.

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                                                                   ACCUMULATED      TOTAL
                                                                                                      OTHER      STOCKHOLDERS'
                                              PREFERRED     COMMON     CONTRIBUTED  ACCUMULATED   COMPREHENSIVE   (DEFICIT)
                                                STOCK        STOCK       CAPITAL      DEFICIT        INCOME         EQUITY
                                             -----------  -----------  -----------  ------------  -------------  ------------
Balance, December 31, 1998.................   $  32,782    $     240    $ 453,655    $ (564,013)    $  (2,161)    $  (79,497)
Net Loss...................................                                             (90,119)                     (90,119)
Foeign currency translation adjustment, net
  of tax...................................                                                               345            345
Preferred stock dividends..................       1,996                                  (1,996)                          --
                                             -----------       -----   -----------  ------------  -------------  ------------
Balance, June 30, 1999.....................   $  34,778    $     240    $ 453,655    $ (656,128)    $  (1,816)    $ (169,271)

        The accompanying notes are an integral part of these statements.

                           CCPC HOLDING COMPANY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               (DOLLARS IN THOUSANDS, UNLESS OTHERWISE INDICATED)

(1) NATURE OF OPERATIONS AND BASIS OF PRESENTATION

    CCPC Holding Company, Inc. (CCPC or the Company) is a leading manufacturer and marketer of housewares, including bakeware, dinnerware and rangetop cookware. The Company believes that its brands, including
Corningware-Registered Trademark-, Pyrex-Registered Trademark-,
Revereware-Registered Trademark-, and Visions-Registered Trademark-, constitute one of the broadest and best recognized collection of brands in the U.S. housewares industry.

    Pursuant to Regulation 15(d) of the Securities Act of 1934, CCPC is filing herein its quarterly report on Form 10-Q which includes the second fiscal quarter of the year ended December 31, 1999. The consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. The consolidated financial statements have been compiled without audit and are subject to such year-end adjustments as may be considered appropriate by the registrant and should be read in conjunction with CCPC's Form 10-K for the year ended December 31, 1998 which has been filed with the Securities and Exchange Commission.

    Subsequent to April 1, 1998, Corning Consumer Products Company changed its name to CCPC Holding Company, Inc. The consolidated balance sheet at June 30, 1999, the consolidated statements of operations for the three and six months ended June 30, 1999, and the consolidated statement of cash flows for the six months ended June 30, 1999, reflect the Recapitalization (see Note 2). The consolidated statement of operations for the six months ended June 30, 1998, and the consolidated statement of cash flows for the six months ended June 30, 1998, include results of CCPC as a wholly-owned subsidiary of Corning Incorporated (Corning) prior to the Recapitalization.

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

    The restructuring includes the discontinuation of the commercial tableware product line, which is sold to restaurants and other institutions, and closure of the related portion of CCPC's manufacturing facility in Charleroi, Pennsylvania. In order to optimize the utilization of the Charleroi facility, CCPC is in the process of moving Corelle-Registered Trademark- cup production to its Martinsburg, West Virginia facility and to third party suppliers. In addition, CCPC's supply contract with Corning's Greenville, Ohio facility will be terminated and Pyrex-Registered Trademark- production will be consolidated at the Charleroi facility. Additionally, CCPC will

                           CCPC HOLDING COMPANY, INC.

               (DOLLARS IN THOUSANDS, UNLESS OTHERWISE INDICATED)

(3) RESTRUCTURING (CONTINUED)
discontinue manufacturing rangetop cookware and close its manufacturing and distribution center in Clinton, Illinois. Future supply of rangetop cookware will be sourced from third party manufacturers.

    The cash and non cash elements of the restructuring charge approximate $20.6 million and $55.6 million, respectively. Details of the restructuring charge are as follows.

                                            APPLIED TO      BEGINNING                 BALANCE AT
                            RESTRUCTURING  BALANCE SHEET  RESTRUCTURING     CASH       JUNE 30,
                               CHARGE        ACCOUNTS        ACCURAL       CHARGES       1999
                            -------------  -------------  -------------  -----------  -----------
Disposal of assets........   $    53,200     $  53,200     $        --    $      --    $      --
Employee severance and
  termination.............        18,047         2,400          15,647        1,511       14,136
Other exit costs..........         4,953            --           4,953          648        4,305
                            -------------  -------------  -------------  -----------  -----------
                             $    76,200     $  55,600     $    20,600    $   2,159    $  18,441
                            -------------  -------------  -------------  -----------  -----------
                            -------------  -------------  -------------  -----------  -----------

    The tangible assets of the Clinton, Illinois facility and the commercial tableware product line have been written off. All intangible asset carrying values associated with the Clinton facility and the commercial tableware product line have been eliminated. The tangible and intangible assets written off totaled $40.9 million and $12.3 million, respectively. Management judgement is involved in estimating the tangible assets fair value, accordingly, actual results could vary significantly from such estimates. As part of the restructuring initiative , approximately 600 employees are in the process of being terminated. The termination results in a pension and post retirement benefit charge of $2.4 million. CCPC expects the restructuring plan to be completed early in 2000.

    The commercial tableware product line generated net sales of $2.5 million and $4.2 million in the second quarter and six months ended June 30, 1998, respectively, prior to its discontinuance. Year to date June 30, 1999 commercial tableware net sales totaled $1.8 million, the majority of which occurred in the first quarter. Operating income for the product line was break even in 1999 and 1998.

(4) INVENTORIES

    Inventories shown on the accompanying balance sheets were comprised of the following

                                                                      JUNE 30,   DECEMBER 31,
                                                                        1999         1998
                                                                     ----------  ------------
Finished goods.....................................................  $   77,627   $   68,869
Work in process....................................................      49,936       44,821
Raw materials......................................................       9,056        7,720
Supplies and packing materials.....................................       6,088       10,625
                                                                     ----------  ------------
                                                                     $  142,707   $  132,035
                                                                     ----------  ------------
                                                                     ----------  ------------

                           CCPC HOLDING COMPANY, INC.

               (DOLLARS IN THOUSANDS, UNLESS OTHERWISE INDICATED)

(5) RELATED PARTY TRANSACTIONS

    The following transactions with related parties are included in the consolidated statements of income for the three and six months ended June 30, 1999 and 1998:

                                                          THREE MONTHS ENDED
                                                                                     SIX MONTHS ENDED
                                                       ------------------------  ------------------------
                                                        JUNE 30,     JUNE 30,     JUNE 30,     JUNE 30,
                                                          1999         1998         1999         1998
                                                       -----------  -----------  -----------  -----------
Interest expense from Corning........................          --           --           --    $   1,574
Interest expense to Borden, Inc. and an
  affiliate of Borden, Inc...........................          --    $   2,368           --        2,368
Centralized services.................................       1,063        3,650        3,486        8,135
Management fees to Corning...........................          --           --           --          437
Management fees to Borden............................   $     375          375    $     750          375

    For the three and six months ended June 30, 1999 and 1998, Corning Inc. provided and continues to provide certain administrative and operating support (reflected above as centralized services) including financial services, information systems support, risk management, purchasing, transportation, benefit plans administration, and engineering services. Prior to the Recapitalization, CCPC was charged for this support using various allocation bases including number of employees, related payroll costs, and direct efforts expended. These costs, which are included in cost of sales and selling, general, and administrative expenses, are currently charged to CCPC by Corning under a transition service agreement using negotiated rates agreed upon by the management of CCPC. Management believes that the methodology used to allocate the costs is reasonable, but may not necessarily be indicative of the costs that would have been incurred has these functions been performed by CCPC.

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

    Comprehensive income was computed as follows:

                                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                                ----------------------  ----------------------
                                                 JUNE 30,    JUNE 30,    JUNE 30,    JUNE 30,
                                                   1999        1998        1999        1998
                                                ----------  ----------  ----------  ----------
Net loss......................................  $   (6,674) $  (35,677) $  (90,119) $  (39,259)
Foreign currency translation adjustments......         213        (585)        132        (417)
                                                ----------  ----------  ----------  ----------
Comprehensive income..........................  $   (6,461) $  (36,262) $  (89,987) $  (39,676)
                                                ----------  ----------  ----------  ----------
                                                ----------  ----------  ----------  ----------

                           CCPC HOLDING COMPANY, INC.

               (DOLLARS IN THOUSANDS, UNLESS OTHERWISE INDICATED)

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

ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               (DOLLARS IN THOUSANDS, UNLESS OTHERWISE INDICATED)

RESULTS OF OPERATIONS

BACKGROUND

    CCPC Holding Co. Inc. (CCPC or the Company) is a leading manufacturer and marketer of oven/ bakeware, dinnerware and rangetop cookware. The Company has strong positions in major channels of distribution for its products in North America and has also achieved a significant presence in certain international markets, primarily Asia, Australia and Latin America. In North America, CCPC sells both on a wholesale basis to retailers, distributors, and other accounts that resell the Company's products and on a retail basis through Company-operated outlet stores. In the international market, CCPC has established its presence through an international sales force along with localized distribution and marketing capabilities.

    Prior to April 1, 1998 CCPC operated as a wholly-owned subsidiary of Corning Inc. (Corning). During this period, Corning provided CCPC with certain process-oriented administrative services, such as benefits administration, accounts payable, accounts receivable, treasury and tax services. Corning has agreed pursuant to a transition services agreement to continue to provide such services for up to two years at negotiated rates (expiring in April 2000) calculated on the same basis as before April 1, 1998. CCPC is developing its administrative infrastructure and is in the process of assuming these functions previously performed by Corning or outsourcing them to third parties.

    THREE MONTHS ENDED JUNE 30, 1999 VERSUS THREE MONTHS ENDED JUNE 30, 1998

                                                                    THREE MONTHS ENDED
                                                             ---------------------------------
                                                              JUNE 30,    JUNE 30,
                                                                1999        1998      CHANGE
                                                             ----------  ----------  ---------
NET SALES
  North America............................................  $   87,479  $   96,110  $  (8,631)
  Asia.....................................................      13,363       8,521      4,842
  Other International......................................       7,706       8,300       (594)
                                                             ----------  ----------  ---------
    Net Sales..............................................  $  108,548  $  112,931  $  (4,383)
                                                             ----------  ----------  ---------
                                                             ----------  ----------  ---------

OPERATING INCOME(1)........................................
  North America............................................  $     (382) $    1,854  $  (2,236)
  Asia.....................................................       3,499        (355)     3,854
  Other International......................................         294         814       (520)
  Transaction Related Expense..............................          --     (27,227)    27,227
                                                             ----------  ----------  ---------
    Operating Income.......................................  $    3,411  $  (24,914) $  28,325
                                                             ----------  ----------  ---------
                                                             ----------  ----------  ---------

------------------------

(1) All manufacturing variances and corporate overhead costs are included in North America

OVERVIEW

    Net sales decreased $4.4 million or 3.9% from the second quarter 1998, principally due to the timing of certain promotional programs at major retail customers and the discontinuation of sales of commercial tableware. Absent the transactions related expenses, incurred in the second quarter 1998, operating results improved $1.1 million in 1999 versus 1998. The improvement is a result of a more profitable product mix and administrative cost savings. partially offset by weaker sales in the North American retail trade and the Company-operated outlet stores.

                                                             THREE MONTHS ENDED
                                                --------------------------------------------
                                                 JUNE 30,   % OF NET    JUNE 30,   % OF NET
                                                   1999       SALES       1998       SALES
                                                ----------  ---------  ----------  ---------
Net sales.....................................  $  108,548   100.0%    $  112,931   100.0%
Cost of sales.................................      69,461    64.0%        74,019    65.5%
                                                ----------  ---------  ----------  ---------
Gross profit..................................      39,087    36.0%        38,912    34.5%

SG&A..........................................      36,843    33.9%        37,218    33.0%
Transactions related expenses.................          --     0.0%        27,227    24.1%
Other, net....................................      (1,167)   (1.1)%         (619)   (0.5)%
                                                ----------  ---------  ----------  ---------
Operating income (loss).......................       3,411     3.1%       (24,914)  (22.1)%
Interest expense..............................      10,078     9.3%        10,855     9.6%
                                                ----------  ---------  ----------  ---------
Loss before taxes on income...................      (6,667)   (6.1)%      (35,769)  (31.7)%
Income tax expense............................        (103)   (0.1)%          (13)    0.0%
                                                ----------  ---------  ----------  ---------
Loss before minority interest.................      (6,564)   (6.0)%      (35,756)  (31.7)%
Minority interest in subsidiary...............        (110)   (0.1)%           79     0.1%
                                                ----------  ---------  ----------  ---------
Net loss......................................      (6,674)   (6.1)%      (35,677)  (31.6)%
                                                ----------  ---------  ----------  ---------
                                                ----------  ---------  ----------  ---------
EBITDA, excluding restructuring and
  transaction related expenses................      11,006    10.1%        11,313    10.0%
                                                ----------  ---------  ----------  ---------
                                                ----------  ---------  ----------  ---------

SALES

    Net sales decreased $4.4 million or 3.9% in the second quarter of 1999 versus the second quarter of 1998.

    Asia continued to rebound from 1998 downturns as net sales exceeded the prior year by $4.8 million. The significant improvement resulted primarily from the continued recovery of Asian economic conditions. In the first half of 1999 Asia also benefited from the successful introduction of new
Corelle-Registered Trademark- patterns and new distribution channels for Corningware-Registered Trademark-.

    The increase in Asian sales was more than offset by a reduction at major retail customers in the United States, primarily as a result of the timing of promotional driven sales, and discontinuation of sales of commercial tableware.

GROSS PROFIT

    Gross profit as a percentage of net sales was 36.0% in 1999, compared to the 1998 gross profit percentage of 34.5%. The improvement is primarily a result of efficiencies and cost reductions gained at the Company's manufacturing facilities. The cost reductions were partially driven by the manufacturing rationalization announced in the first quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses decreased $0.4 million in 1999 compared to 1998. The net decrease in selling, general and administrative expenses is a result of the separation from Corning. CCPC now operates as an independent company versus a wholly-owned subsidiary of Corning and is in the process of transitioning certain administrative functions from Corning. As an independent company CCPC is able to perform many of the administrative tasks previously performed by Corning at a significantly lower cost. These savings were partially offset by an increase in expenses to support new products and the growth of existing products.

    Selling, general and administrative expenses increased as a percentage of net sales to 33.9% in 1999 from 33.0% in 1998 due to fixed costs being spread over a lower sales base.

TRANSACTIONS RELATED EXPENSES

    Transactions related expenses of $27.2 million recorded in 1998 were associated with the Recapitalization (see Note 2 of Notes to Condensed Consolidated Financial Statements).

OTHER, NET

    Other operating income increased $0.5 million in 1999 as a result of an increase in the amount of royalty income in 1999 compared to 1998. During 1998 the Company licensed certain of its trademarks for use in conjunction with several household items which were outside the Company's strategic product portfolio. Income from this activity commenced in 1999.

OPERATING INCOME

    As a result of the factors discussed above, operating income increased by $28.3 million to income of $3.4 million in 1999 from a loss of $24.9 million in 1998. Excluding the transaction related expense, operating income improved by $1.1 million over 1998.

NET INTEREST EXPENSE

    Interest expense decreased $0.8 million to $10.1 million from $10.9 million in 1998. The decrease is attributable to higher debt levels in the second quarter of 1998 as the Company incurred substantial indebtedness associated with the Recapitalization.

INCOME TAX EXPENSE

    The $0.1 million income tax benefit in 1999 is as a result of the losses incurred in the period. The Company did not recognize the benefit of the current period operating loss as realization of the net operating loss carry-forward is not certain. The valuation allowance on the net operating loss carry-forward was increased to reflect this uncertainty.

    EBITDA, EXCLUDING RESTRUCTURING AND TRANSACTIONS RELATED EXPENSES (EARNINGS BEFORE NET INTEREST EXPENSE, INCOME TAXES, DEPRECIATION AND AMORTIZATION, RESTRUCTURING EXPENSES, TRANSACTIONS RELATED EXPENSES AND MINORITY INTEREST) EBITDA for the three months ended June 30, 1999 decreased by $0.3 million or 0.3% compared to the same period of the prior year. EBITDA as a percentage of net sales increased to 10.1% in 1999 from 10.0% in 1998. The cost savings realized in selling, general and administrative expenses as a result of the separation from Corning partially offset the weakness in sales and increased advertising expenses described above.

      SIX MONTHS ENDED JUNE 30, 1999 VERSUS SIX MONTHS ENDED JUNE 30, 1998

                                                                     SIX MONTHS ENDED
                                                            ----------------------------------
                                                             JUNE 30,    JUNE 30,
                                                               1999        1998       CHANGE
                                                            ----------  ----------  ----------
NET SALES
  North America...........................................  $  184,182  $  198,321  $  (14,139)
  Asia....................................................      22,488      13,276       9,212
  Other International.....................................      15,107      17,872      (2,765)
                                                            ----------  ----------  ----------
    Net Sales.............................................  $  221,777  $  229,469  $   (7,692)
                                                            ----------  ----------  ----------
                                                            ----------  ----------  ----------
OPERATING INCOME(1)
  North America...........................................  $     (771) $      (50) $     (721)
  Asia....................................................       5,401         310       5,091
  Other International.....................................       1,138       3,124      (1,986)
  Restructuring...........................................     (76,200)         --     (76,200)
  Transaction Related Expense.............................          --     (28,611)     28,611
                                                            ----------  ----------  ----------
    Operating Income......................................  $  (70,432) $  (25,227) $  (45,205)
                                                            ----------  ----------  ----------
                                                            ----------  ----------  ----------

------------------------

(1) All manufacturing variances and corporate overhead costs are included in North America

    Net sales decreased $7.7 million or 3.4% from the first half of 1998, principally due to the timing of promotional programs at major retail customers and lower sales at the Company-operated outlet stores partially offset by the continued recovery of the Asian markets. The operating loss includes a $76.2 million charge to restructure certain domestic manufacturing operations (see
Note 3 to the Condensed Consolidated Financial Statements). Absent the restructuring charge incurred in the first quarter of 1999 and the transactions related expenses incurred in the first half of 1998, operating results improved $2.4 million in 1999 versus 1998. The improvement is a result of the strengthening of

Asian markets versus depressed 1998 levels and administrative cost savings, partially offset by lower sales in the North American retail trade and the Company-operated outlet stores.

                                                              SIX MONTHS ENDED
                                                --------------------------------------------
                                                 JUNE 30,   % OF NET    JUNE 30,   % OF NET
                                                   1999       SALES       1998       SALES
                                                ----------  ---------  ----------  ---------
Net sales.....................................  $  221,777   100.0%    $  229,469   100.0%
Cost of sales.................................     145,100    65.4%       151,780    66.1%
                                                ----------  ---------  ----------  ---------
Gross profit..................................      76,677    34.6%        77,689    33.9%

SG&A..........................................      72,828    32.8%        74,775    32.6%
Provisions for restructuring costs............      76,200    34.4%            --     0.0%
Transactions related expenses.................          --     0.0%        28,611    12.5%
Other, net....................................      (1,919)   (0.9)%         (470)   (0.2)%
                                                ----------  ---------  ----------  ---------
Operating loss................................     (70,432)  (31.8)%      (25,227)  (11.0)%
Interest expense..............................      19,956     9.0%        12,429     5.4%
                                                ----------  ---------  ----------  ---------
Loss before taxes on income...................     (90,388)  (40.8)%      (37,656)  (16.4)%
Income tax (benefit) expense..................        (377)   (0.2)%        1,718     0.7%
                                                ----------  ---------  ----------  ---------
Loss before min. int..........................     (90,011)  (40.6)%      (39,374)  (17.2)%
Minority interest in subsidiary...............        (108)    0.0%           115     0.1%
                                                ----------  ---------  ----------  ---------
    Net loss..................................     (90,119)  (40.6)%      (39,259)  (17.1)%
                                                ----------  ---------  ----------  ---------
                                                ----------  ---------  ----------  ---------
EBITDA, excluding restructuring and
  transactions related expenses...............      21,311     9.6%        21,373     9.3%
                                                ----------  ---------  ----------  ---------
                                                ----------  ---------  ----------  ---------

SALES

    Net sales decreased $7.7 million or 3.4% in first half of 1999 versus the first half of 1998.

    Asia improved over depressed 1998 levels as net sales exceeded the prior year by $9.2 million. The increase was primarily due to improved Asian economic conditions. In the first half of 1999 Asia also benefited from the successful introduction of new Corelle-Registered Trademark- patterns and new distribution channels for Corningware-Registered Trademark- in the first half of 1999.

    The increase was more than offset by lower sales to certain wholesale customers in the United States, a first quarter sales shortfall at company-operated outlet stores and a reduction in sales to other international markets, primarily Latin America and discontinuation of commercial tableware sales. The reduction at certain wholesale customers is primarily a result of the timing of promotional driven sales.

    Company-operated outlet stores sales were lower than 1998 principally as a result of the closure of several clearance stores and inclement weather. In the first quarter of 1999 CCPC closed a number of clearance stores as part of a plan to improve overall profitability. Additionally, the success of the Company's 1998 inventory reduction program has resulted in lower close-out sales at the outlet stores. Store traffic was negatively impacted by severe weather conditions in the first quarter of 1999 compared to 1998.

    Lower sales in Latin America, principally Mexico, are primarily a result of unfavorable economic conditions in 1999.

GROSS PROFIT

    Gross profit as a percentage of net sales was 34.6% in 1999, compared to 33.9% in 1998. The improvement is primarily a result of efficiencies and cost reductions gained at the Company's manufacturing facilities and the benefit of the manufacturing rationalization announced in the first quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses decreased $1.9 million in 1999 compared to 1998. The net decrease in selling, general and administrative expenses is a result of the separation from Corning. CCPC now operates as an independent company versus a wholly-owned subsidiary of Corning and is in the process of transitioning certain administrative functions from Corning Inc. As an independent company CCPC is able to perform many of the administrative tasks previously performed by Corning at a significantly lower cost. These savings were partially offset by an increase in advertising expenses to support new products and the growth of existing products.

    Selling, general and administrative expenses increased as a percentage of net sales to 32.8% in 1999 from 32.6% in 1998 due to fixed costs being spread over a lower sales base.

RESTRUCTURING

    In the first quarter of 1999 the Company recorded a $76.2 million charge relating to the restructuring of CCPC's manufacturing and supply organization designed to reduce costs through the elimination of under-utilized capacity, unprofitable product lines and increased utilization of the remaining facilities (see Note 3 to the Condensed Consolidated Financial Statements). Management believes that the changes covered by this plan will increase the Company's ability to compete in the future by reducing manufacturing and distribution costs and by opening up diverse sources of supply both in the United States and internationally.

TRANSACTIONS RELATED EXPENSES

    Transactions related expenses of $28.6 million recorded in 1998 were associated with the Recapitalization (see Note 2 of Notes to Consolidated Financial Statements).

OTHER, NET

    Other operating income increased $1.4 million in 1999 as a result of an increase in the amount of royalty income in 1999 versus 1998. During 1998 the Company licensed certain of its trademarks for use in conjunction with several household items which were outside the Company's strategic product portfolio. Income from this activity commenced in 1999.

OPERATING INCOME

    As a result of the factors discussed above, operating loss increased by $45.2 million to a loss of $70.4 million in 1999 from a loss of $25.2 million in 1998. Excluding the impact of the restructuring and transactions related expenses operating income increased by $2.4 million to $5.8 million in 1999 from $3.4 million in 1998.

NET INTEREST EXPENSE

    Interest expense increased $7.6 million to $20.0 million from $12.4 million in 1998. The increase is attributable to higher debt levels related to the Recapitalization, which occurred on April 1, 1998. The debt associated with the Recapitalization was not drawn until the second quarter of 1998.

INCOME TAX EXPENSE

    The $0.4 million income tax benefit in 1999 is as a result of the losses incurred in the period. The Company did not recognize the benefit of the current period operating loss as realization of the net operating loss carry-forward is not certain. The valuation allowance on the net operating loss carry-forward was increased to reflect this uncertainty.

    EBITDA (EARNINGS BEFORE NET INTEREST EXPENSE, INCOME TAXES, DEPRECIATION AND AMORTIZATION, RESTRUCTURING EXPENSES, TRANSACTIONS RELATED EXPENSES AND MINORITY INTEREST) EBITDA for the six months ended June 30, 1999 remained flat compared to the same period of the prior year. EBITDA as a percentage of net sales increased to 9.6% in 1999 from 9.3% in 1998. The cost savings realized in selling, general and administrative expenses as a result of the separation from Corning more than offset the weakness in sales and increased advertising expenses described above.

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

    The senior credit facilities provide term loans of $200.0 million and a revolving credit facility of up to $275.0 million of which $200.0 million and $68.3 million respectively, were outstanding at June 30, 1999. The senior credit facilities provide for nominal annual amortization of the term loans and final maturity in 2006. The senior credit facilities contain provisions under which interest rates on the term loans and the revolving credit loans are adjusted in increments based on the rate of consolidated total debt to adjusted cash flow. At June 30, 1999, the term loan rate was at 7.00% and the weighted average interest rate for the revolving credit facility was 6.80%. The commitments for revolving credit loans expire in 2005. CCPC expects that its working capital needs and other requirements will require it to obtain replacement revolving credit facilities at that time. The 9 5/8% Series B Senior Subordinated Notes carry a principal amount of $200.0 million and mature in 2008. The Notes are subordinate and junior in right of payment to all existing and future senior indebtedness of the CCPC, including all indebtedness under the senior credit facilities.

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

    The credit facilities contain numerous financial and operating covenants. In addition, the credit facilities also require the company to meet certain financial ratios and tests including a ratio of debt to EBITDA and EBITDA to cash interest expense (where EBITDA represents adjusted cash flow as described more fully in the credit facilities). CCPC was in compliance with its covenants at June 30, 1999.

CASH FLOWS

    In 1999, CCPC's operating activities used cash of $30.9 million compared to $20.5 during the same period in 1998. Cash generated as a result of the Company's inventory reduction program was more than offset by the deferral of certain payments until the first quarter of 1999 as a result of tightened cash management initiatives taken late in 1998. Investing activities used cash of $10.6 million in 1999 compared to $7.9 million in 1998 due primarily to the capitalization of costs associated with the implementation of a comprehensive enterprise-wide resource management system. Net cash generated in financing operations totaled $35.5 million for 1999 compared to $34.0 million for the same period in 1998 as a result of borrowings needed to fund working capital.

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

INVENTORY REDUCTION PROGRAM

    In the third quarter of 1998 CCPC implemented an ongoing inventory reduction program. The year on year impact of the program is as follows:

                                                                         JUNE 30,    JUNE 30,
                                                                           1999        1998
                                                                        ----------  ----------
Finished goods........................................................  $   77,627  $   72,493
Work in process.......................................................      49,936      69,214
Raw materials.........................................................       9,056       9,094
Supplies and packing materials........................................       6,088      13,435
                                                                        ----------  ----------
                                                                        $  142,707  $  164,236
                                                                        ----------  ----------
                                                                        ----------  ----------

    Inventories have been reduced by $21.5 million at June 1999 in comparison to June 1998. The inventory reduction program has had the effect of improving cash flow and reducing inventory carrying costs.

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

    The restructuring includes the discontinuation of the commercial tableware product line and closure of the related portion of CCPC's manufacturing facility in Charleroi, Pennsylvania. In order to optimize the utilization of the Charleroi facility, CCPC will move Corelle-Registered Trademark- cup production to its Martinsburg, West Virginia facility and to third party suppliers, CCPC's supply contract with Corning's Greenville, Ohio facility will be terminated and Pyrex-Registered Trademark- production will be consolidated at the Charleroi facility. Additionally, CCPC will discontinue manufacturing rangetop cookware and close its manufacturing and distribution center in Clinton, Illinois. Future supply will be sourced from third party manufacturers.

    The cash and non cash elements of the restructuring charge approximate $20.6 million and $55.6 million, respectively. The Company has spent $2.2 million in cash on the program to date. The cash charges will primarily be incurred in the third and fourth quarters of 1999.

SUBSEQUENT EVENT

    On August 2, 1999 the CCPC Acquisition Corp. (the parent of the Company) announced the signing of a definitive merger agreement for CCPC Acquisition Corp. to acquire General Housewares Corp. in a transaction valued at approximately $145 million, including assumption of debt.

    On August 5, 1999 CCPC Acquisition Corp. announced the signing of a definitive merger agreement for CCPC Acquisition Corp. to acquire the publicly traded EKCO Group. The transaction is valued at approximately $300 million, including the assumption of debt. The transactions are expected to close by the end of the third quarter or early in the fourth quarter of 1999.

    It is anticipated that General Housewares Corp. and EKCO Group, after certain asset divestitures, will become part of CCPC Holding Company Inc., the registrant. Although specifics have yet to be determined, CCPC Holding Company, Inc. anticipates financing the acquisition through a combination of its existing credit facilities and/or an equity contribution.

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

ENTERPRISE-WIDE SYSTEMS

    As of June 30, 1999, CCPC substantially completed all of the implementation of the enterprise-wide resource management system. The enterprise-wide system versions are represented to be Year 2000 compliant by the vendor. Due to the relative complexity and importance of the existing business and accounting systems to ongoing operations, the new enterprise-wide system implementations will address the significant majority of CCPC's internal Year 2000 risk associated with business applications.

OTHER SYSTEMS

    As of June 30, 1999, CCPC completed substantially all of the needed remediation work for these other systems. For the systems not to be replaced by enterprise-wide implementations, Phase I is complete, Phase II is substantially complete, and Phase III remediation has begun.

SUPPLIERS AND CUSTOMERS

    CCPC is in the final phase of the plan to assess and address the risks related to third party suppliers and customers. As a result of initial inquiries, supplier and customer responses have been received. These responses are being evaluated and appropriate procedures will be performed to determine the extent to which CCPC may be vulnerable to the failure of third parties to resolve their own Year 2000 issues. Efforts related to suppliers and customers, including development of contingency plans where appropriate, are targeted for refinement by September 30, 1999. Although the CCPC systems do not rely significantly on systems of other companies, CCPC cannot provide assurance that failure of third parties to address the Year 2000 issue will not have an adverse impact on business operations and results.

BUSINESS CONTINUATION TEAMS

    To optimize and integrate contingency planning, business continuation teams have been formed at major operational locations to perform cross-functional risk assessment and develop appropriate, concerted contingency plans commensurate with perceived probability of failure and adverse financial impact.

COSTS

    Significant investments in enterprise-wide information systems have been made since 1996 that will total approximately $16.5 million by December 31, 1999. The cost to make the remaining systems Year 2000 compliant is estimated to be $0.6 million. As of June 30, 1999, CCPC had incurred costs of approximately $16.0 million for enterprise-wide systems and approximately $0.4 million for other systems and efforts.

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

    Currency exchange fluctuations could significantly affect CCPC's foreign sales and earnings. The increased strength of the U.S. dollar has, in 1999, and may in future periods, increase the effective price of the Company's products sold in U.S. dollars with the result of materially adversely affecting sales. CCPC's costs are predominantly denominated in U.S. dollars. Thus, with respect to sales conducted in foreign currencies, increased strength of the U.S. dollar decreases CCPC's reported revenues and margins in respect of such sales to the extent CCPC is unable or determines not to increase local currency prices.

    At June 30, 1999, CCPC held foreign exchange contracts in Canadian and Australian dollars totaling a notional amount of $3.3 million. The contracts are less than 90 days in length and as of June 30, 1999 the fair value of the contracts approximated the notional amount.

                           PART II--OTHER INFORMATION

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

ITEM 5.  OTHER INFORMATION

    Subsequent to June 30, 1999, CCPC Acquisition Corp. (the parent of CCPC Holding Company Inc.) announced definitive merger agreements for the acquisition of General Housewares Corp. and EKCO Group. See Exhibit 99 to the Form 10-Q.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

       See the Exhibit Index which is located on page 24.

    Other items under Part II are not applicable.

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                CCPC HOLDING COMPANY, INC.
                                ---------------------------------------------
                                (Registrant)

              August 13, 1999                 /s/ PETER F. CAMPANELLA
-------------------------------------------   ---------------------------------------------
                    Date                      Peter F. Campanella
                                              President and Chief Executive Officer

              August 13, 1999                 /s/ ANTHONY P. DEASEY
-------------------------------------------   ---------------------------------------------
                    Date                      Anthony P. Deasey
                                              Senior Vice President--Finance and
                                              Chief Financial Officer

                           CCPC HOLDING COMPANY, INC.

                                 EXHIBIT INDEX

    This exhibit is numbered in accordance with Exhibit Table I of Item 601 of Regulation S-K

                                                                                                         PAGE NUMBER IN
                                                                                                         MANUALLY SIGNED
  EXHIBIT #                                         DESCRIPTION                                             ORIGINAL
-------------  --------------------------------------------------------------------------------------  -------------------
         27    Financial Data Schedule...............................................................
       99.1    Press Release.........................................................................
       99.2    Press Release.........................................................................