Form 10-Q
period 1999-09-26
CCPC HOLDING CO INC
filed 1999-11-10
CIK 1063574

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 333-57099

                            ------------------------

                           CCPC HOLDING COMPANY, INC.

                                  (Registrant)

                DELAWARE                                     16-1403318
        (State of incorporation)                (I.R.S. Employer Identification No.)

    ONE PYREX PLACE, ELMIRA NEW YORK                           14902
(Address of principal executive offices)                     (Zip Code)

      Registrant's telephone number, including area code:    607-377-8605

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

    24,000,000 shares of CCPC Holding Company, Inc.'s, $0.01 Par Value, were outstanding as of October 24, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

    Index to condensed consolidated financial statements of CCPC Holding Company, Inc. filed as part of this report:

                                                                PAGE
                                                              --------
Condensed Consolidated Statements of Operations for the
  88 days ended September 26, 1999 and 92 days ended
  September 30, 1998........................................     2

Condensed Consolidated Statements of Operations for the
  269 days ended September 26, 1999 and 273 days ended
  September 30, 1998........................................     2

Condensed Consolidated Balance Sheets at September 26, 1999
  and December 31, 1998.....................................     3

Condensed Consolidated Statements of Cash Flows for the
  269 days ended September 26, 1999 and 273 days ended
  September 30, 1998........................................     4

Condensed Consolidated Statement of Changes in Stockholders'
  Equity for the 269 days ended September 26, 1999..........     6

Notes to Condensed Consolidated Financial Statements........     7

                           CCPC HOLDING COMPANY, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                              FOR THE 88       FOR THE 92      FOR THE 269      FOR THE 273
                                              DAYS ENDED       DAYS ENDED       DAYS ENDED       DAYS ENDED
                                            SEPTEMBER 26,    SEPTEMBER 30,    SEPTEMBER 26,    SEPTEMBER 30,
                                                 1999             1998             1999             1998
                                            --------------   --------------   --------------   --------------
REVENUES
  Net sales...............................    $  116,787       $  134,938       $  338,564       $  364,407

DEDUCTIONS
  Cost of sales...........................        74,635           91,717          219,735          243,497
  Selling, general and administrative
    expenses..............................        35,089           37,417          107,018          111,176
  Provision for restructuring costs.......            --            2,980           76,200            2,980
  Transaction related expenses............            --              255               --           28,866
  Other, net..............................          (433)             270           (1,453)             816
                                              ----------       ----------       ----------       ----------
Operating income (loss)...................         7,496            2,299          (62,936)         (22,928)
Interest expense..........................        10,221           11,176           30,177           23,605
                                              ----------       ----------       ----------       ----------
Loss before taxes on income...............        (2,725)          (8,877)         (93,113)         (46,533)
Income tax expense........................         1,095              402              718            2,120
                                              ----------       ----------       ----------       ----------
Loss before minority interest.............        (3,820)          (9,279)         (93,831)         (48,653)
Minority interest (expense) income in
  subsidiary..............................           (37)             187             (145)             302
                                              ----------       ----------       ----------       ----------
Net loss..................................        (3,857)          (9,092)         (93,976)         (48,351)
Preferred stock dividends.................        (1,044)            (927)          (3,040)          (1,827)
                                              ----------       ----------       ----------       ----------
NET LOSS APPLICABLE TO COMMON STOCK.......    $   (4,901)      $  (10,019)      $  (97,016)      $  (50,178)
                                              ==========       ==========       ==========       ==========
BASIC AND DILUTED LOSS
  PER COMMON SHARE........................    $    (0.20)      $    (0.42)      $    (4.04)      $    (2.09)
                                              ==========       ==========       ==========       ==========
Weighted average number of common shares
  outstanding during the period...........    24,000,000       24,000,000       24,000,000       24,000,000

        The accompanying notes are an integral part of these statements.

                           CCPC HOLDING COMPANY, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              SEPTEMBER 26,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
                                          ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................    $   5,587       $   9,057
  Accounts receivable, net of allowances--
    $5,884/1999; $11,172/1998...............................       69,618          62,511
  Inventories, net..........................................      141,368         132,035
  Prepaid expenses and other current assets.................       13,371           7,412
  Deferred taxes on income..................................        8,214           8,181
                                                                ---------       ---------
      Total current assets..................................      238,158         219,196
                                                                ---------       ---------
PROPERTY AND EQUIPMENT, NET.................................      102,601         141,402
DEFERRED TAXES ON INCOME....................................       40,848          40,867
GOODWILL, NET OF ACCUMULATED AMORTIZATION
    $7,351/1999; $8,369/ 1998...............................       45,343          58,717
OTHER ASSETS................................................       37,040          35,077
                                                                ---------       ---------
      TOTAL ASSETS..........................................    $ 463,990       $ 495,259
                                                                =========       =========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of long term debt.........................    $   2,434       $   3,986
  Accounts payable and accrued expenses.....................       89,314         100,338
  Restructuring reserve.....................................       14,271              --
                                                                ---------       ---------
      Total current liabilities.............................      106,019         104,324
                                                                ---------       ---------
LONG-TERM DEBT..............................................      490,470         433,656
ACCRUED POSTRETIREMENT LIABILITY............................       34,397          31,432
OTHER LIABILITIES...........................................        5,680           4,599
MINORITY INTEREST IN SUBSIDIARY COMPANY.....................          890             745
COMMITMENTS (NOTE 7)
STOCKHOLDERS' EQUITY
Preferred Stock--5,000,000 shares authorized; 1,200,000
  shares issued.............................................       35,822          32,782
Common Stock--$0.01 par value/45,000,000 shares authorized;
  24,000,000 shares issued..................................          240             240
Contributed capital.........................................      453,655         453,655
Accumulated deficit.........................................     (661,029)       (564,013)
Cumulative translation adjustment...........................       (2,154)         (2,161)
                                                                ---------       ---------
      Total stockholders' deficit...........................     (173,466)        (79,497)
                                                                ---------       ---------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............    $ 463,990       $ 495,259
                                                                =========       =========

        The accompanying notes are an integral part of these statements.

                           CCPC HOLDING COMPANY, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                               FOR THE 269     FOR THE 273
                                                               DAYS ENDED      DAYS ENDED
                                                              SEPTEMBER 26,   SEPTEMBER 30,
                                                                  1999            1998
                                                              -------------   -------------
CASH FLOWS USED IN OPERATING ACTIVITIES:
  Net loss..................................................     $(93,976)      $ (48,351)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................       21,041          26,671
    Amortization of deferred financing fees.................        1,263           2,764
    Minority interest in losses (earnings) of subsidiary....          145            (302)
    Loss on disposition of plant and equipment..............           78             141
    Deferred tax assets.....................................          (14)          3,918
    Provision for restructuring expenses, net of cash
      paid..................................................       69,871              --
    Provision for postretirement benefits, net of cash
      paid..................................................        2,340           2,897

  Changes in operating assets and liabilities:
    Accounts receivable.....................................       (7,107)             25
    Inventories.............................................      (13,690)        (18,355)
    Prepaid expenses and other current assets...............       (5,959)         (3,825)
    Accounts payable and accrued expenses...................      (11,024)         10,286
    Other liabilities.......................................       (2,097)          2,616
                                                                 --------       ---------
      NET CASH USED IN OPERATING ACTIVITIES.................      (39,129)        (21,515)
                                                                 --------       ---------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to property and equipment and other assets......      (19,603)        (12,128)
                                                                 --------       ---------
      NET CASH USED IN INVESTING ACTIVITIES.................      (19,603)        (12,128)
                                                                 --------       ---------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Borrowings on revolving credit facility...................       58,800          87,506
  Borrowings of long-term debt other than revolving credit
    facility................................................           --         400,000
  Repayment of long-term debt other than revolving credit
    facility................................................       (3,538)         (1,806)
  Interim financing.........................................           --         471,600
  Repayment of interim financing............................           --        (471,600)
  Dividend to Corning Incorporated..........................           --        (482,760)
  Decrease in net amounts due to Corning Incorporated.......           --         (87,142)
  Shareholder capital contribution..........................           --         103,324
  Issuance of preferred stock...............................           --          30,000
  Issuance of common stock..................................           --             240
  Deferred financing fees...................................           --         (17,337)
                                                                 --------       ---------
      NET CASH PROVIDED BY FINANCING ACTIVITIES.............       55,262          32,025
                                                                 --------       ---------

Net decrease in cash and cash equivalents...................       (3,470)         (1,618)
Cash and cash equivalents at beginning of year..............        9,057           4,345
                                                                 --------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................     $  5,587       $   2,727
                                                                 ========       =========

        The accompanying notes are an integral part of these statements

                           CCPC HOLDING COMPANY, INC.

                                 (IN THOUSANDS)

                                                               FOR THE 269     FOR THE 273
                                                               DAYS ENDED      DAYS ENDED
                                                              SEPTEMBER 26,   SEPTEMBER 30,
                                                                  1999            1998
                                                              -------------   -------------
SUPPLEMENTAL DATA:
Income taxes (received) paid, net...........................     $   (757)      $   1,024

Interest paid...............................................     $ 22,275       $  17,082

Non-cash activity:
  Increase to deferred taxes resulting from the
    Recapitalization........................................     $     --       $  13,471
  Adjustment to postretirement liability for amounts assumed
    by Corning..............................................     $     --       $  31,998
  Adjustment to pension liability for amounts assumed by
    Corning.................................................     $     --       $  17,669
  Adjustment to accounts payable for liabilities retained by
    Corning.................................................     $     --       $   7,913
  Preferred stock dividends.................................     $  3,040       $   1,827

        The accompanying notes are an integral part of these statements.

                           CCPC HOLDING COMPANY, INC.

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                                                      ACCUMULATED        TOTAL
                                                                                         OTHER       STOCKHOLDERS'
                                  PREFERRED    COMMON    CONTRIBUTED   ACCUMULATED   COMPREHENSIVE     (DEFICIT)
                                    STOCK      STOCK       CAPITAL       DEFICIT        INCOME          EQUITY
                                  ---------   --------   -----------   -----------   -------------   -------------
Balance, December 31, 1998.....    $32,782      $240       $453,655    $ (564,013)      $ (2,161)     $  (79,497)
Net Loss.......................                                           (93,976)                       (93,976)
Foreign currency translation
  adjustment, net of tax.......                                                                7               7
Preferred stock dividends......      3,040                                 (3,040)
Balance, September 26, 1999....    $35,822      $240       $453,655    $ (661,029)      $ (2,154)     $ (173,466)

        The accompanying notes are an integral part of these statements.

                           CCPC HOLDING COMPANY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               (DOLLARS IN THOUSANDS, UNLESS OTHERWISE INDICATED)

(1) NATURE OF OPERATIONS AND BASIS OF PRESENTATION

    CCPC Holding Company, Inc. (CCPC or the Company) is a leading manufacturer and marketer of housewares, including bakeware, dinnerware and rangetop cookware. The Company believes that its brands, including
Corelle-Registered Trademark-, Corningware-Registered Trademark-,
Pyrex-Registered Trademark-, Revereware-Registered Trademark-, and Visions-Registered Trademark-, constitute one of the broadest and best recognized collection of brands in the U.S. housewares industry.

    Pursuant to Regulation 15(d) of the Securities Act of 1934, CCPC is filing herein its quarterly report on Form 10-Q which includes the third fiscal quarter of the year ended December 31, 1999. The consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. The consolidated financial statements have been compiled without audit and are subject to such year-end adjustments as may be considered appropriate by the registrant and should be read in conjunction with CCPC's Form 10-K for the year ended December 31, 1998 which has been filed with the Securities and Exchange Commission.

    Subsequent to April 1, 1998, Corning Consumer Products Company changed its name to CCPC Holding Company, Inc. The consolidated balance sheet at September 26, 1999, the consolidated statements of operations for the 88 days and 269 days ended September 26, 1999, and the consolidated statement of cash flows for the 269 days ended September 26, 1999, reflect the Recapitalization (see Note 2). The consolidated statement of operations for the nine months ended September 30, 1998, and the consolidated statement of cash flows for the nine months ended September 30, 1998, include the results of CCPC as a wholly-owned subsidiary of Corning Incorporated (Corning) prior to the Recapitalization.

(2) RECAPITALIZATION

    On March 2, 1998, Corning, CCPC, Borden, Inc., and CCPC Acquisition Corp. entered into a Recapitalization Agreement.

    On April 1, 1998, pursuant to the Recapitalization Agreement, CCPC Acquisition Corp., the Company's parent, acquired 22,080,000, or 92%, of the outstanding shares of common stock of CCPC from Corning for $110.4 million. CCPC then borrowed $471.6 million and paid a cash dividend to Corning of $472.6 million. Corning retained 1,920,000, or 8%, of the outstanding shares of common stock of CCPC. Also on April 1, 1998, CCPC issued and sold 1,200,000 shares of junior preferred stock to CCPC Acquisition Corp. for $30.0 million. CCPC paid an additional $10.2 million to Corning in July 1998 relating to certain provisions of the Recapitalization Agreement.

(3) RESTRUCTURING

    In the first quarter of 1999 CCPC initiated a plan to restructure its manufacturing and supply organization as part of a program designed to reduce costs through the elimination of under-utilized capacity, unprofitable product lines and increased utilization of the remaining facilities.

    The restructuring includes the discontinuation of the commercial tableware product line, which products were sold to restaurants and other institutions, and closure of the related portion of CCPC's manufacturing facility in Charleroi, Pennsylvania. In order to improve the utilization of the Charleroi facility, CCPC has moved Corelle-Registered Trademark- cup production to its Martinsburg, West Virginia facility and third party suppliers. In addition, CCPC terminated its supply contract with Corning's Greenville, Ohio facility and Pyrex-Registered Trademark- production was consolidated at the Charleroi facility. Additionally, CCPC has discontinued

                           CCPC HOLDING COMPANY, INC.

               (DOLLARS IN THOUSANDS, UNLESS OTHERWISE INDICATED)

(3) RESTRUCTURING (CONTINUED)

manufacturing and distributing rangetop cookware at its facility in Clinton, Illinois. Future supply of rangetop cookware will be sourced from third party manufacturers.

    The cash and non cash elements of the restructuring charge approximate $20.6 million and $55.6 million, respectively. Details of the restructuring charge are as follows.

                                                     APPLIED TO       BEGINNING                 BALANCE AT
                                    RESTRUCTURING   BALANCE SHEET   RESTRUCTURING     CASH     SEPTEMBER 26,
                                       CHARGE         ACCOUNTS         ACCRUAL      CHARGES        1999
                                    -------------   -------------   -------------   --------   -------------
Disposal of assets................     $53,200         $53,200         $    --      $    --       $    --
Employee severance &
  termination.....................      18,047           2,400          15,647        5,114        10,533
Other exit costs..................       4,953                           4,953        1,215         3,738
                                       -------         -------         -------      -------       -------
                                       $76,200         $55,600         $20,600      $ 6,329       $14,271
                                       =======         =======         =======      =======       =======

    The tangible assets of the Clinton, Illinois facility and the commercial tableware product line have been written off. All intangible asset carrying values associated with the Clinton facility and the commercial tableware product line have been eliminated. The tangible and intangible assets written off totaled $40.9 million and $12.3 million, respectively. Management judgment is involved in estimating the tangible assets fair value, accordingly, actual results could vary significantly from such estimates. As part of the restructuring initiative, approximately 600 employees are in the process of being terminated. The termination results in a pension and post retirement benefit charge of $2.4 million. CCPC expects the restructuring plan to be completed early in 2000.

    The commercial tableware product line generated net sales of $2.0 million and $6.2 million in the third quarter and nine months ended September 30, 1998, respectively, prior to its discontinuance. Year to date September 26, 1999 commercial tableware net sales totaled $2.0 million, the majority of which occurred in the first quarter. Operating income for the product line was break even in 1999 and 1998.

(4) INVENTORIES

    Inventories shown on the accompanying balance sheets were comprised of the following:

                                                              SEPTEMBER 26,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
Finished goods..............................................    $ 74,681        $ 68,869
Work in process.............................................      45,022          44,821
Raw materials...............................................      17,992           7,720
Supplies and packing materials..............................       3,673          10,625
                                                                --------        --------
                                                                $141,368        $132,035
                                                                ========        ========

                           CCPC HOLDING COMPANY, INC.

               (DOLLARS IN THOUSANDS, UNLESS OTHERWISE INDICATED)

(5) RELATED PARTY TRANSACTIONS

    The following transactions with related parties are included in the consolidated statements of operations for the third quarter ended and year to date September 26, 1999 and September 30, 1998:

                                             FOR THE 88      FOR THE 92      FOR THE 269     FOR THE 273
                                             DAYS ENDED      DAYS ENDED      DAYS ENDED      DAYS ENDED
                                            SEPTEMBER 26,   SEPTEMBER 30,   SEPTEMBER 26,   SEPTEMBER 30,
                                                1999            1998            1999            1998
                                            -------------   -------------   -------------   -------------
Interest expense from Corning.............         --              --               --         $ 1,574
Interest expense to Borden, Inc.
  and an affiliate of Borden, Inc.........         --              --               --           2,368
Centralized services......................     $2,386           3,094           $6,609          11,229
Management fees to Corning................         --              --               --             437
Management fees to Borden.................        375             375            1,125             750

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

    During the fourth quarter of 1999 the Company borrowed $71.5 million from Borden to provide temporary financing of the acquisitions. (See Note 8).

(6) COMPREHENSIVE INCOME

    As of January 1, 1998, CCPC implemented Financial Accounting Standard
No. 130, "Reporting Comprehensive Income." This pronouncement, which is solely a financial statement presentation standard,

                           CCPC HOLDING COMPANY, INC.

               (DOLLARS IN THOUSANDS, UNLESS OTHERWISE INDICATED)

(6) COMPREHENSIVE INCOME (CONTINUED)

requires CCPC to disclose non-owner changes included in stockholders' equity but not included in net earnings. Comprehensive income was computed as follows:

                                             FOR THE 88      FOR THE 92      FOR THE 269     FOR THE 273
                                             DAYS ENDED      DAYS ENDED      DAYS ENDED      DAYS ENDED
                                            SEPTEMBER 26,   SEPTEMBER 30,   SEPTEMBER 26,   SEPTEMBER 30,
                                                1999            1998            1999            1998
                                            -------------   -------------   -------------   -------------
Net loss..................................     $(3,857)        $(9,092)        $(93,976)       $(48,351)
Foreign currency translation
  adjustments.............................        (338)           (218)               7            (629)
                                               -------         -------         --------        --------
Comprehensive income......................     $(4,195)        $(9,310)        $(93,969)       $(48,980)
                                               =======         =======         ========        ========

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

(8) SUBSEQUENT EVENT

    The Company completed the acquisition of General Housewares Corp. and EKCO Group, Inc. in two separate transactions during the fourth quarter of 1999. The acquisitions will be accounted for under the purchase method of accounting. The results of operations of the acquired companies have not been included in the quarter and year to date results of operations for CCPC. The transactions were previously announced in the third quarter of 1999.

    The General Housewares Corp. transaction, which closed on October 21, is valued at approximately $159 million, including the repayment of debt and transaction fees. The Company financed the acquisition through the issuance of $50 million Junior Cumulative Preferred Stock (Junior Preferred Stock) to an affiliate of the Company's parent and additional borrowings under the Company's existing credit facilities. The Junior Preferred Stock consists of two million shares with each share having a liquidation preference of $25.00. The Junior Preferred Stock provides for the payment of cash dividends of $1.00 per share per quarter if declared by the Company and certain financial ratios are satisfied. (See Exhibit 3 to the Form 10-Q)

    General Housewares Corp. manufactures and markets consumer durable goods with principal lines of business consisting of kitchen and household tools, precision cutting tools, kitchen cutlery and cookware. In addition, General Housewares Corp. sells products through its chain of manufacturer's retail outlet stores.

    The EKCO Group, Inc. transaction, which closed on October 25, is valued at approximately $254 million, including the Ekco Group, Inc. common stock, the assumption of debt and transaction fees. The Company financed this acquisition through the issuance of $150 million in common stock to the Company's parent and a short term borrowing from an affiliate of the Company's parent.

                           CCPC HOLDING COMPANY, INC.

               (DOLLARS IN THOUSANDS, UNLESS OTHERWISE INDICATED)

(8) SUBSEQUENT EVENT (CONTINUED)

    EKCO Group, Inc. is a manufacturer and marketer of branded consumer products. EKCO Group Inc.'s products include household items such as bakeware, kitchenware, pantryware, brooms, brushes and mops.

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

    Prior to April 1, 1998 CCPC operated as a wholly-owned subsidiary of Corning Inc. (Corning). During this period, Corning provided CCPC with certain process-oriented administrative services, such as benefits administration, accounts payable, accounts receivable, treasury and tax services. Corning has agreed pursuant to a transition services agreement to continue to provide such services for up to two years at negotiated rates (expiring in April 2000) calculated on the same basis as before April 1, 1998. CCPC is developing its administrative infrastructure and is in the process of assuming those functions previously performed by Corning or outsourcing them to third parties.

THIRD QUARTER SEPTEMBER 26, 1999 VERSUS THIRD QUARTER ENDED SEPTEMBER 30, 1998

                                                             FOR THE 88       FOR THE 92
                                                             DAYS ENDED       DAYS ENDED
                                                           SEPTEMBER 26,    SEPTEMBER 30,
                                                                1999             1998         CHANGE
                                                           --------------   --------------   ---------
NET SALES
North America............................................     $100,507         $122,613      $ (22,106)
Asia.....................................................       10,251            5,298          4,953
Other International......................................        6,029            7,027           (998)
                                                              --------         --------      ---------
  Net Sales..............................................     $116,787         $134,938      $ (18,151)
                                                              ========         ========      =========
OPERATING INCOME(1)
North America............................................     $  3,897         $  4,784      $    (887)
Asia.....................................................        2,847              (63)         2,910
Other International......................................          752              813            (61)
Restructuring Expense....................................           --           (2,980)         2,980
Transaction Related Expense..............................           --             (255)           255
                                                              --------         --------      ---------
  Operating Income.......................................     $  7,496         $  2,299      $   5,197
                                                              ========         ========      =========

------------------------

(1) All manufacturing variances and corporate overhead costs are included in North America

OVERVIEW

    Net sales for the 88 days ended September, 26, 1999, declined by $18.2 million or 13.5% from the 92 days ended September 30, 1998. The shortfall was principally due to shipping difficulties encountered during the July/August start-up of the Company's enterprise-wide computer system, exiting the commercial tableware business and a change in the period end date which reduced the period by four days. Despite the difficulty in shipping, operating results, excluding restructuring and transaction related expenses, increased by $2.0 million versus the third quarter of 1998 as a result of lower manufacturing and administrative costs.

                                                      FOR THE 88                 FOR THE 92
                                                      DAYS ENDED                 DAYS ENDED
                                                     SEPTEMBER 26,   % OF NET   SEPTEMBER 30,   % OF NET
                                                         1999         SALES         1998         SALES
                                                     -------------   --------   -------------   --------
Net sales..........................................    $116,787       100.0%      $134,938       100.0%
Cost of sales......................................      74,635        63.9         91,717        68.0
                                                       --------       -----       --------       -----
Gross profit.......................................      42,152        36.1         43,221        32.0
Selling, general and administrative................      35,089        30.0         37,417        27.7
Provisions for restructuring Expense                         --         0.0          2,980         2.2
Transactions related expenses......................          --         0.0            255         0.2
Other, net.........................................        (433)       (0.4)           270         0.2
                                                       --------       -----       --------       -----
Operating income...................................       7,496         6.4          2,299         1.7
Interest expense...................................      10,221         8.8         11,176         8.3
                                                       --------       -----       --------       -----
Loss before taxes on income........................      (2,725)       (2.3)        (8,877)       (6.6)
Income tax expense.................................       1,095        (0.9)           402        (0.3)
                                                       --------       -----       --------       -----
Loss before minority interest......................      (3,820)       (3.3)        (9,279)       (6.9)
Minority interest in subsidiary....................         (37)        0.0            187         0.1%
                                                       --------       -----       --------       -----
Net loss...........................................      (3,857)       (3.3)        (9,092)       (6.7)
                                                       ========       =====       ========       =====
EBITDA, excluding restructuring and transaction
  related expenses.................................    $ 12,993        11.1%      $ 14,217        10.5%
                                                       ========       =====       ========       =====

SALES

    Net sales for the 88 days ended September 26, 1999, declined $18.2 million or 13.5% from the 92 days ended September 30, 1998.

    In July 1999 the Company implemented an enterprise-wide computer system. The Company experienced difficulties implementing the computer system at its Greencastle, Pennsylvania assembly and distribution center. As a result significant inefficiencies were experienced and the volume of shipments was substantially curtailed in July and to a lesser degree in August. The shipment shortfall impacted all channels of business. Management has addressed the shipping issues and believes that it has re-established shipping capabilities to pre-implementation levels.

    Sales in Asia continued to rebound from 1998's depressed levels, despite the shipment shortages described above, and increased by $5.0 million or 93.5% over the corresponding period of the prior year. The significant improvement resulted primarily from the recovery of the Asian economies. The successful introduction of new Corelle-Registered Trademark- patterns and new distribution channels for CorningWare-Registered Trademark- also contributed to the increased sales.

    The increase in Asian sales was more than offset by period over period declines in North America, a decline in other international markets and a shorter reporting period (88 days in 1999 versus 92 in 1998). The computer system issues encountered in July and August curtailed North American sales. Despite a substantial order book the Company was unable to ship orders to customers and as a result turns were lost at the retail level. Additionally shipping capacity was prioritized in favor of third party customers rather than Company operated factory stores. As a result the Company operated factory stores experienced severe out of stocks and factory store sales for the third quarter were $8.2 million or 19% below the same period in 1998. The Company's decision earlier in the year to exit the commercial tableware business resulted in a year over year sales loss of $2.0 million in the third quarter of 1999.

    Finally coincident with the start up of the new enterprise wide computer system the Company converted to a 52 week calendar. As a result the third quarter closed on September 26 in 1999 versus September 30 in 1998. The Company will continue to close the fiscal year on December 31. As such, this change should have no impact on 1999 full year financial results, although it reduced third quarter net sales by an estimated $5 million.

GROSS PROFIT

    Gross profit as a percentage of net sales was $36.1% in 1999, compared to the 1998 gross profit percentage of 32.0%. The improvement was due to a number of factors. In the third quarter of 1998, CCPC implemented an inventory reduction program which included planned reductions in production at CCPC's manufacturing facilities. The reduced production levels resulted in higher cost of sales due to the allocation of fixed costs over a smaller base of production in the third quarter of 1998. In 1999 the Company did not repeat this exercise and as a result experienced an improvement in gross margin. Additionally the Company generated a further improvement in gross margin through efficiencies and cost reductions in its manufacturing facilities, achieved through the manufacturing rationalization announced in the first quarter of 1999. Offsetting these gains were incremental costs incurred in the third quarter of 1999 to re-establish CCPC's ability to ship orders at pre implementation levels.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses were $35.1 million for the third quarter of 1999 compared to $37.4 million for the third quarter of 1998. The net decrease in selling, general and administrative expenses is a result of the separation from Corning. CCPC now operates as an independent Company versus a wholly-owned subsidiary of Corning and is in the process of transitioning certain administrative functions from Corning. As an independent Company CCPC is able to perform many of the administrative tasks previously performed by Corning at a significantly lower cost. These savings were partially offset by an increase in expenses to support new products and the growth of existing products.

    Selling, general and administrative expenses increased as a percentage of net sales to 30.0% in 1999 from 27.7% in 1998 due to fixed costs being spread over a lower sales base.

RESTRUCTURING

    The $3.0 million in 1998 restructuring expenses is attributable to the reorganization of certain administrative and distribution operations in Asia.

TRANSACTIONS RELATED EXPENSES

    Transactions related expenses of $0.3 million recorded in 1998 were associated with the Recapitalization (see Note 2 of Notes to Condensed Consolidated Financial Statements).

OTHER, NET

    Other operating income increased $0.7 million in 1999 as a result of an increase in the amount of royalty income in 1999 compared to 1998. During 1998 the Company licensed certain of its trademarks for use in conjunction with several household items which were outside the Company's strategic product portfolio. Income from this activity commenced in 1999.

OPERATING INCOME

    As a result of the factors discussed above, operating income increased by $5.2 million to income of $7.5 million in 1999. Excluding the restructuring and transaction related expenses, operating income improved by $2.0 million over 1998.

NET INTEREST EXPENSE

    Interest expense decreased $1.0 million to $10.2 million from $11.2 million in 1998. The decrease is attributable to higher debt levels in the third quarter of 1998 as the Company incurred substantial indebtedness associated with the Recapitalization.

INCOME TAX EXPENSE

    The $1.1 million income tax provision in 1999 is as a result of income generated by certain international operations.

EBITDA (EARNINGS BEFORE NET INTEREST EXPENSE, INCOME TAXES, DEPRECIATION AND
  AMORTIZATION, RESTRUCTURING EXPENSES, TRANSACTIONS RELATED EXPENSES AND MINORITY INTEREST)

    EBITDA for the quarter ended September 26, 1999 decreased by $1.2 million or 8.6% compared to the same period of the prior year. EBITDA as a percentage of net sales increased to 11.1% in 1999 from 10.5% in 1998. The cost savings realized in selling, general and administrative expenses as a result of the separation from Corning and the manufacturing rationalization offset the shipping issues described above on a percentage basis.

YEAR TO DATE SEPTEMBER 26, 1999 VERSUS YEAR TO DATE SEPTEMBER 30, 1998

                                                            FOR THE 269     FOR THE 273
                                                            DAYS ENDED      DAYS ENDED
                                                           SEPTEMBER 26,   SEPTEMBER 30,
                                                               1999            1998         CHANGE
                                                           -------------   -------------   --------
NET SALES
North America............................................     $284,689        $320,934     $(36,245)
Asia.....................................................       32,739          18,574       14,165
Other International......................................       21,136          24,899       (3,763)
                                                              --------        --------     --------
  Net Sales..............................................     $338,564        $364,407     $(25,843)
                                                              ========        ========     ========
OPERATING INCOME(1)
North America............................................     $  3,126        $  4,734     $ (1,608)
Asia.....................................................        8,248             247        8,001
Other International......................................        1,890           3,937       (2,047)
Restructuring............................................      (76,200)         (2,980)     (73,220)
Transaction Related Expense..............................           --         (28,866)      28,866
                                                              --------        --------     --------
  Operating Income.......................................     $(62,936)       $(22,928)    $(40,008)
                                                              ========        ========     ========

------------------------

(1) All manufacturing variances and corporate overhead costs are included in North America

OVERVIEW

    Net sales for the 269 day period ended September 26, 1999, declined by $25.8 million or 7.1% from the 273 day period ended September 30, 1998. The shortfall was principally due to shipping difficulties encountered during the July/August start-up of the Company's enterprise-wide computer system, exiting the commercial tableware business, first half shortfalls at the Company-operated factory stores and a change in the period end date which reduced the period by four days. Despite the shortfalls in shipments operating results, excluding restructuring and transaction related expenses, increased by $4.3 million versus the first three quarters of 1998 as a result of lower manufacturing and administrative costs.

                                                      FOR THE 269                FOR THE 273
                                                      DAYS ENDED                 DAYS ENDED
                                                     SEPTEMBER 26,   % OF NET   SEPTEMBER 30,   % OF NET
                                                         1999         SALES         1998         SALES
                                                     -------------   --------   -------------   --------
Net sales..........................................     $338,564      100.0%       $364,407      100.0%
Cost of sales......................................      219,735       64.9         243,497       66.8
                                                        --------      -----        --------      -----
Gross profit.......................................      118,829       35.1         120,910       33.2

Selling, general and administrative................      107,018       31.6         111,176       30.5
Provisions for restructuring expense...............       76,200       22.5           2,980        0.8
Transactions related expenses......................           --        0.0          28,866        7.9
Other, net.........................................       (1,453)      (0.4)            816        0.2
                                                        --------      -----        --------      -----
Operating loss.....................................      (62,936)     (18.6)        (22,928)      (6.3)
Interest expense...................................       30,177        8.9          23,605        6.5
                                                        --------      -----        --------      -----
Loss before taxes on income........................      (93,113)     (27.5)        (46,533)     (12.8)
Income tax expense.................................          718       (0.2)          2,120       (0.6)
                                                        --------      -----        --------      -----
Loss before min. int...............................      (93,831)     (27.7)        (48,653)     (13.4)
Minority interest in subsidiary....................         (145)       0.0%            302        0.1
                                                        --------      -----        --------      -----
  Net loss.........................................     $(93,976)     (27.8)       $(48,351)     (13.3)
                                                        ========      =====        ========      =====
EBITDA, excluding restructuring and
  transactions related expenses....................     $ 34,304       10.1%       $ 35,590        9.8%
                                                        ========      =====        ========      =====

SALES

    Net sales for the 269 day period ended September 26, 1999, declined $25.8 million or 7.1% from the 273 day period ended September 30, 1998.

    In July 1999 the Company implemented an enterprise-wide computer system. The Company experienced difficulty in implementing the computer system at its Greencastle, Pennsylvania assembly and distribution center. As a result significant inefficiencies were experienced and the volume of shipments was substantially curtailed in July and to a lesser degree in August. The shipment shortfall impacted all channels of business. Management has addressed the shipping issues and believes that it has re-established shipping capabilities to pre-implementation levels.

    Sales in Asia continued to rebound from 1998's depressed levels, despite the shipment shortages described above, and increased by $14.2 million or 76.3% over the corresponding period of the prior year. The significant improvement resulted primarily from the recovery of the Asian economies. The successful introduction of new Corelle-Registered Trademark- patterns and new distribution channels for CorningWare-Registered Trademark- also contributed to the increased sales.

    The increase in Asian sales was more than offset by period over period declines in North America, $36.2 million, a decline in other international markets of $3.8 million, sales shortfalls in the Company-operated factory stores and a shorter reporting period (269 days in 1999 versus 273 in 1998). The computer system issues encountered in July and August dramatically curtailed North American sales. Despite a substantial order book the Company was unable to ship orders to customers and as a result inventory turns were lost at the retail level. Additionally shipping capacity was prioritized in favor of third party customers, rather that Company operated factory stores. As a result the Company-operated factory stores experienced severe out of stocks and factory store sales for the period were significantly below the same period in 1998.

The Company's decision earlier in the year to exit the commercial tableware business resulted in a year over year sales loss of $4.2 million through the third quarter of 1999.

    Company-operated factory store sales for the period ended September 26, 1999, were approximately $13 million lower than the comparative period in 1998. The shortfall was the result of inventory out of stocks in the third quarter of 1999 caused by the start-up of CCPC's enterprise wide computer system, closure of several clearance stores due to shortage of close out products and lost sales days due to inclement weather in the first quarter of 1999. In the first quarter of 1999 CCPC closed a number of clearance centers as part of a plan to improve overall operating results. Additionally, the implementation of the Company's 1998 inventory reduction program has resulted in lower close-out sales at the outlet stores.

    Finally coincident with the start up of the new enterprise-wide computer system the Company converted to a 52 week calendar. As a result the third quarter closed on September 26 in 1999 versus September 30 in 1998. The Company will continue to close the year on December 31. As such, this change should have no impact on 1999 full year financial results, although it reduced year to date net sales by an estimated $5 million.

GROSS PROFIT

    Gross profit as a percentage of net sales was 35.1% in 1999, compared to the 1998 gross profit percentage of 33.2%. The improvement was due to a number of factors. In the third quarter of 1998, CCPC implemented an inventory reduction program which included planned reductions in production at CCPC's manufacturing facilities. The reduced production levels resulted in higher cost of sales due to the allocation of fixed costs over a smaller base of production in the third quarter of 1998. In 1999 the Company did not repeat this exercise and as a result experienced an improvement in gross margin. Additionally the Company generated a further improvement in gross margin through efficiencies and cost reductions in its manufacturing facilities, achieved through the manufacturing rationalization announced in the first quarter of 1999. Offsetting these gains were incremental costs incurred in the third quarter of 1999 to re-establish the Company's ability to ship orders at pre systems implementation levels.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses decreased $4.2 million in 1999 compared to 1998. The net decrease in selling, general and administrative expenses is a result of the separation from Corning. CCPC now operates as an independent Company versus a wholly-owned subsidiary of Corning and is in the process of transitioning certain administrative functions from Corning Inc. As an independent company the Company is able to perform many of the administrative tasks previously performed by Corning at a significantly lower cost. These savings were partially offset by an increase in advertising expenses to support new products and the growth of existing products.

    Selling, general and administrative expenses increased as a percentage of net sales to 31.6% in 1999 from 30.5% in 1998 due to fixed costs being spread over a lower sales base.

RESTRUCTURING

    In the first quarter of 1999 the Company recorded a $76.2 million charge relating to the restructuring of CCPC's manufacturing and supply organization designed to reduce costs through the elimination of under-utilized capacity, unprofitable product lines and increased utilization of the remaining facilities (see Note 3 to the Condensed Consolidated Financial Statements). Management believes that the changes covered by this plan will improve the Company's competitive position by reducing manufacturing and distribution costs and by opening up diverse sources of supply both in the United States and internationally.

TRANSACTIONS RELATED EXPENSES

    Transactions related expenses of $28.9 million recorded in 1998 were associated with the Recapitalization (see Note 2 of Notes to Consolidated Financial Statements).

OTHER, NET

    Other operating income increased $2.3 million in 1999 as a result of an increase in the amount of royalty income in 1999 versus 1998. During 1998 the Company licensed certain of its trademarks for use in conjunction with several household items which were outside the Company's strategic product portfolio. Income from this activity commenced in 1999.

OPERATING LOSS

    As a result of the factors discussed above, operating loss increased by $40.0 million to a loss of $62.9 million in 1999 from a loss of $22.9 million in 1998. Excluding the impact of the restructuring and transactions related expenses operating income increased by $4.3 million to $13.2 million in 1999 from $8.9 million in 1998.

NET INTEREST EXPENSE

    Interest expense increased $6.6 million to $30.2 million from $23.6 million in 1998. The increase is attributable to higher debt levels related to the Recapitalization, which occurred on April 1, 1998. The debt associated with the Recapitalization was not drawn until the second quarter of 1998.

INCOME TAX EXPENSE

    The $0.7 million income tax provision in 1999 is as a result of income generated by certain international operations.

EBITDA (EARNINGS BEFORE NET INTEREST EXPENSE, INCOME TAXES, DEPRECIATION AND
  AMORTIZATION, RESTRUCTURING EXPENSES, TRANSACTIONS RELATED EXPENSES AND MINORITY INTEREST)

    EBITDA for the period ended September 26, 1999 was $1.3 million lower than the same period of the prior year. EBITDA as a percentage of net sales increased to 10.1% in 1999 from 9.8% in 1998. The cost savings realized in selling, general and administrative expenses as a result of the separation from Corning and the manufacturing rationalization offset the shipping issues described above on a percentage basis.

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

    The senior credit facilities provide term loans of $200.0 million and a revolving credit facility of up to $275.0 million of which $198.0 million and $88.2 million respectively, were outstanding at September 26, 1999. The senior credit facilities provide for nominal annual amortization of the term loans and final maturity in 2006. The senior credit facilities contain provisions under which interest rates on the term loans and the revolving credit loans are adjusted in increments based on the rate of consolidated total debt to adjusted cash flow. At September 26, 1999, the term loan rate was at 7.56% and the weighted average interest rate for the revolving credit facility was 7.39%. The commitments for revolving credit loans expire in 2005. CCPC expects that its working capital needs and other requirements will require it to obtain replacement revolving credit facilities at that time. The 9 5/8% Series B Senior Subordinated Notes carry a principal amount of $200.0 million and mature in 2008. The Notes are subordinate and junior in right of payment to all existing and future senior indebtedness of CCPC, including all indebtedness under the senior credit facilities.

    The Company is in the process of syndicating an additional term tranche in an aggregate principal amount ranging from $100 million to $125 million. The proceeds of which will be used to refinance indebtedness incurred in connection with the acquisitions of the General Housewares Corp. and EKCO Group Inc.

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

    The credit facilities contain numerous financial and operating covenants. In addition, the credit facilities also require the Company to meet certain financial ratios and tests including a ratio of debt to EBITDA and EBITDA to cash interest expense (where EBITDA represents adjusted cash flow as described more fully in the credit facilities). CCPC was in compliance with its covenants at September 26, 1999.

    In connection with the acquisition of EKCO Group, Inc. the Company assumed $3.4 million aggregate principal amount of EKCO Group, Inc. 9 1/4% Senior Notes due 2006. With the exception of the asset sale covenant, each of the principal covenants in the indenture relating to the EKCO senior notes is no longer in effect.

CASH FLOWS

    In 1999, CCPC's operating activities used cash of $39.1 million compared to $21.5 million during the same period in 1998. Cash saved as a result of the Company's inventory reduction program in 1999, was more than offset by the deferral of certain 1998 payments until the first quarter of 1999 as a result of tightened cash management initiatives taken late in 1998. Investing activities used cash of $19.6 million in 1999 compared to $12.1 million in 1998 due primarily to the costs associated with the implementation of a comprehensive enterprise-wide resource management system. Net cash generated in financing operations totaled $55.3 million for 1999 compared to $32.0 million for the same period in 1998 as a result of borrowings needed to fund working capital.

    CCPC currently believes that cash flow from operating activities, together with borrowings available under the revolving credit facility, will be sufficient to fund CCPC's currently anticipated working capital requirements, capital expenditures, interest payments and scheduled principal payments. Any future acquisitions, joint ventures or other similar transactions will likely require additional capital and there can be no assurance that any such capital will be available to the Company on acceptable terms or at all.

RESTRUCTURING

    In the first quarter of 1999 the Company initiated a plan to restructure its manufacturing and supply organization to reduce costs through the elimination of under-utilized capacity, unprofitable product lines and increased utilization of the remaining facilities. Management believes that the changes will improve the Company's ability to compete by opening up diverse sources of supply both in the United States and internationally.

    The restructuring includes the discontinuation of the commercial tableware product line and closure of the related portion of the Company's manufacturing facility in Charleroi, Pennsylvania. In order to improve the utilization of the Charleroi facility the Company moved Corelle-Registered Trademark- cup production to its Martinsburg, West Virginia facility and to third party suppliers. The Company terminated its supply contract with Corning's Greenville, Ohio facility and Pyrex-Registered Trademark- production was consolidated at the Charleroi facility. Additionally, the Company discontinued manufacturing and distributing rangetop cookware and closed its manufacturing and distribution center in Clinton, Illinois. Future supply will be sourced from third party manufacturers.

    The cash and non-cash elements of the restructuring charge approximate $20.6 million and $55.6 million, respectively. The Company has spent
$6.3 million in cash on the program to date. The remaining cash charges will primarily be incurred in the fourth quarter of 1999 and the first quarter of 2000.

SUBSEQUENT EVENT

    In two separate transactions during the fourth quarter of 1999 the Company completed the acquisition of General Housewares Corp. and EKCO Group, Inc. The transactions were previously announced in the third quarter of 1999.

    The General Housewares Corp. transaction, which closed on October 21, is valued at approximately $159 million, including a price of $28.75 per share of General Housewares common stock, the repayment of debt and transaction fees. The Company financed the acquisition through the issuance of $50 million in Junior Preferred Stock to an affiliate of the Company's parent and additional borrowings under the Company's existing credit facilities. The Junior Preferred Stock consists of two million shares with each share having a liquidation preference of $25.00. The Junior Preferred Stock provides for the payment of cash dividends of $1.00 per share per quarter if declared by the Company and certain financial ratios are satisfied.

    The EKCO Group Inc. transaction, which closed on October 25, is valued at approximately $254 million, including the acquisition of EKCO Group, Inc. common stock, the assumption of $3.4 million in 9 1/4 series B senior notes due in 2006 and transaction fees. The Company financed this acquisition through the issuance of $150 million in common stock from the Company's parent and a $71.5 million short term borrowing from an affiliate of the Company's parent.

IMPACT OF THE YEAR 2000 ISSUE

OVERVIEW

    The Year 2000 issue is the result of computer programs written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. If not addressed, the Year 2000 issue could have a material adverse impact on the business operations and financial results of the Company.

    To address this issue, the Company's Year 2000 Program is a risk-based plan divided into three phases that are being executed by both internal and external resources. These phases are: Phase I--an inventory of all systems, assigning a business priority for each system and performing a preliminary assessment of Year 2000 susceptibility; Phase II--completion of a detailed Year 2000 susceptibility analysis and development of remediation plans and contingency plans; and Phase III--implementation of the remediation plans and, if necessary, contingency plan(s) and completing final system testing.

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

ENTERPRISE-WIDE SYSTEMS

    As of September 26, 1999, the Company substantially completed all of the implementation of the enterprise-wide resource management system. The enterprise-wide system versions are represented to be Year 2000 compliant by the vendor. Due to the relative complexity and importance of the existing business and accounting systems to ongoing operations, the new enterprise-wide system implementations will address the significant majority of the Company's internal Year 2000 risk associated with our business and accounting systems.

OTHER SYSTEMS

    As of September 26, 1999, the Company completed substantially all of the needed remediation and testing work for these other systems.

SUPPLIERS AND CUSTOMERS

    The Company has essentially completed the final phase of the plan to assess and address the risks related to third party suppliers and customers. As a result of initial inquiries, supplier and customer responses have been received. These responses have been evaluated and appropriate procedures performed to determine the extent to which CCPC may be vulnerable to the failure of third parties to resolve their own Year 2000 issues. Efforts related to suppliers and customers, including development of contingency plans where appropriate were refined by September 26, 1999. Although the Company systems do not rely significantly on the systems of other companies, the Company cannot provide assurance that the failure of third parties to address the Year 2000 issue will not have an adverse impact on business operations and results.

BUSINESS CONTINUATION TEAMS

    To optimize and integrate contingency planning, business continuation teams have been formed at major operational locations to perform cross-functional risk assessment and develop appropriate, concerted contingency plans commensurate with perceived probability of failure and adverse financial impact. These activities are essentially complete.

COSTS

    Significant investments in enterprise-wide information systems have been made since 1996 that will total approximately $20.0 million by December 31, 1999, of which $17.6 million was spent as of September 26, 1999. The cost to make the remaining systems Year 2000 compliant is estimated to be $0.6 million. As of September 26, 1999 approximately $0.5 million was spent on these efforts.

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

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The factors discussed below, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report, including without limitation, in "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's related press releases and in oral statements made by authorized officers of the Company. When used in this report, any press release or oral statement, the words "looking forward," "estimate," "project," "anticipate," "expect," "intend," "believe" and similar expressions are intended to identify a forward-looking statement. Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond the Company's control) that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The forward-looking statements regarding such matters are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether actual results and developments will conform with the Company's expectations and predictions, however, is subject to a number of risks and uncertainties, in addition to the risk factors discussed above, including: failure by the Company or one or more of its significant vendors or customers to fix a Year 2000 problem, integration of the Company's acquisitions of General Housewares Corp. and EKCO Group, Inc., failure to resolve system implementation issues, a global economic slowdown in any one, or all, of the Company's sales categories; loss of sales as the Company streamlines and focuses on strategic accounts; unpredictable difficulties or delays in the development of new product programs; increased difficulties in obtaining a consistent supply of basic raw materials such as sand, soda ash, steel or copper and energy inputs such as electrical power or natural gas at stable pricing levels; development by the Company of an adequate administrative infrastructure; technological shifts away from the Company's technologies and core competencies; unforeseen interruptions to the Company's business with its largest customers resulting from, but not limited to, financial instabilities or inventory excesses; the effects of extreme changes in monetary and fiscal policies in the United States and abroad, including extreme currency fluctuations and unforeseen inflationary pressures such as those recently experienced by certain Asian economies; drastic and unforeseen price pressures on the Company's products or significant cost increases that cannot be recovered through price increases or productivity improvements; significant changes in interest rates or in the availability of financing for the Company or certain of its customers; loss of any material intellectual property rights; any difficulties in obtaining or retaining the management or other human resource competencies that the Company needs to achieve its business objectives; and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company and its subsidiaries or their business or operations.

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

    During the third quarter of 1999 the Company executed an interest rate swap on $15.0 million notional amount of its $198.0 million senior credit facility. The swap fixes the interest rate to be paid by the Company at 6.295%. The swap expires in 2003. At September 26, 1999 the notional amount of the swap exceeded its fair value by $0.1 million.

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

    In addition to product liability claims, from time to time the Company is involved in various legal actions in the ordinary course of business. The Company is not currently involved in any legal actions, which, in the belief of management, could have a material adverse impact on the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit

    See the Exhibit Index

(b) REPORTS ON FORM 8-K

    On November 4, 1999, the registrant filed a report on Form 8-K as of October 21, 1999 to report under "Item 2. Acquisition or Disposition of Assets" reporting the completion of the acquisitions of General Housewares Corp. and EKCO Group, Inc.

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 CCPC HOLDING COMPANY, INC.
                                                        (Registrant)

       November 10, 1999                            Peter F. Campanella
             Date                          President and Chief Executive Officer

       November 10, 1999                             Anthony P. Deasey
             Date                Senior Vice President--Finance and Chief Financial Officer

                           CCPC HOLDING COMPANY, INC.
                                 EXHIBIT INDEX

    This exhibit is numbered in accordance with Exhibit Table I of Item 601 of Regulation S-K

                                                                                        PAGE NUMBER
                                                                                        IN MANUALLY
      EXHIBIT #                                 DESCRIPTION                           SIGNED ORIGINAL
---------------------   ------------------------------------------------------------  ---------------
          3             Amended and Restated Certificate of Incorporation of CCPC
                          Holding Company, Inc.
          4             Form of 9 1/4% Senior Note due 2006 (incorporated herein by reference to Exhibit 4.2 (b) to EKCO Group, Inc. Form 10-K for the year ended December 31, 1995.
         27             Financial Data Schedule