Form 10-K405
period 1999-12-31
WKI HOLDING CO INC
filed 2000-03-29
CIK 1063574

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                        COMMISSION FILE NUMBER 333-57099

                           WKI HOLDING COMPANY, INC.

                                  (Registrant)

                  DELAWARE                                      16-1403318
          (State of incorporation)                 (I.R.S. Employer Identification No.)

 ONE PYREX PLACE, P.O. BOX 1555, ELMIRA, NEW                    14902-1555
                     YORK
  (Address of principal executive offices)                      (Zip Code)

    Registrant's telephone number, including area code: 607-377-8000

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

    66,857,143 shares of WKI Holding Company, Inc.'s, $0.01 Par Value, were outstanding as of March 28, 2000.

    Documents incorporated by reference in this annual report--See the Exhibit index in Item 14.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1--BUSINESS

GENERAL

    WKI Holding Company, Inc. (formerly known as CCPC Holding Company, Inc.), (the Company or WKI) is a leading manufacturer and marketer of housewares, including bakeware, dinnerware, rangetop cookware, kitchen and household products, cleaning products, cutlery and precision cutting tools. The Company believes that its brands, including Corningware-Registered Trademark-, Pyrex-Registered Trademark-, Corelle-Registered Trademark-, Revere Ware-Registered Trademark-, Visions-Registered Trademark-,
EKCO-Registered Trademark-, Via-Registered Trademark-, Baker's Secret-Registered Trademark-, Chicago Cutlery-Registered Trademark-, Clean Results-Registered Trademark-, OLO-Registered Trademark-,
OXO-Registered Trademark- and Grilla Gear-Registered Trademark- constitute one of the broadest and best recognized collection of brands in the housewares industry.

    The Company's business began as an unincorporated division of Corning Incorporated (Corning) in 1915 with the invention of the heat-resistant glass that has become known as Pyrex-Registered Trademark- brand glassware. In 1958, Corning introduced CorningWare-Registered Trademark- bakeware, a versatile glass-ceramic cookware product evolved from materials originally developed for a U.S. ballistic missile program. Corelle-Registered Trademark- dinnerware, a proprietary three-layer, two-glass product with high mechanical strength properties and designed for everyday use was launched in 1970. Visions-Registered Trademark- cookware, a lower cost, clear glass-ceramic cookware line was introduced in 1982. In 1988 Corning supplemented its cookware product lines with the acquisition of the Revere business, which distributes stainless steel and aluminum cookware and rangetop products under the Revere Ware-Registered Trademark- brand.

    The Company was formed in 1991 when Corning, in an effort to expand the international sales of its consumer products, entered into a joint venture with Vitro S.A., the leading glass manufacturer in Mexico. In connection with that joint venture (which was unwound in 1993 when it did not achieve its strategic and financial objectives), Corning contributed or licensed to the Company substantially all of its assets used in Corning's consumer products business. In November 1994, Corning and the Company sold their European, Russian, Middle Eastern and African consumer products businesses to Newell a significant competitor of the Company. Currently Newell serves as the exclusive distributor for certain of the Company's products in the stated regions. These sales represent less than 1% of the Company's net sales in 1999.

    On March 2, 1998, Corning, the Company, Borden, Inc., and CCPC Acquisition Corp. entered into a Recapitalization Agreement pursuant to which on April 1, 1998 (Closing Date) CCPC Acquisition acquired 92% of the outstanding shares of common stock, par value $0.01 per share of WKI from Corning for $110.4 million (Recapitalization). The stock acquisition was financed by an equity investment in CCPC Acquisition by BW Holding LLC, an affiliate of Kohlberg, Kravis
Roberts & Co., L.P. (KKR), and the parent company of Borden and CCPC Acquisition. Pursuant to the Recapitalization Agreement, WKI paid a cash dividend to Corning of $472.6 million prior to the consummation of the Recapitalization. On July 10, 1998, post-closing adjustments to the cash dividend were agreed upon by WKI and Corning, and the Company distributed
$10.2 million to Corning. As a result of the Recapitalization, Corning continues to hold 8.0% of the outstanding shares of common stock of WKI.

    Pursuant to the Recapitalization Agreement, the Company was required to change its corporate name to remove the word "Corning" within three years of the Closing Date. Effective January 2000, the Company changed its corporate name to WKI Holding Company, Inc. and changed the name of its subsidiary, Corning Consumer Products Company, Inc., to World Kitchen, Inc.

    In the first quarter of 1999 the Company initiated a plan to restructure its manufacturing and supply organization as part of a program designed to reduce costs through the elimination of under-utilized capacity, unprofitable product lines and increased utilization of the remaining facilities.

    The restructuring includes the discontinuation of the commercial tableware product line, which products were sold to restaurants and other institutions, and closure of the related portion of the Company's manufacturing facility in Charleroi, Pennsylvania. In order to improve the utilization of the Charleroi facility, the Company has moved Corelle -Registered Trademark- cup production to its Martinsburg, West Virginia facility and third party suppliers. In addition, the Company terminated its supply contract with Corning's Greenville, Ohio facility and Pyrex-Registered Trademark- production was consolidated at the Charleroi facility. Additionally, the Company has discontinued manufacturing and distributing rangetop cookware at its facility in Clinton, Illinois. Future supply of rangetop cookware will be sourced from third party manufacturers.

    In addition, in 1999 the Company completed the acquisition of EKCO
Group, Inc. effective September 13,1999 (EKCO) and General Housewares Corp. on October 21, 1999 (GHC) in two separate transactions. The acquisitionS were accounted for under the purchase method of accounting. The results of operations of the acquired companies have been included in results of operations for the Company from their dates of acquisition.

    The EKCO transaction was closed by the Company on October 24, 1999 following EKCO's initial purchase by CCPC Acquisition Corp (the Company's parent), on September 13, 1999. Throughout this filing the Company's purchase is considered to have occurred on September 13, 1999. The Company acquired EKCO for approximately $229 million, including EKCO common stock, the assumption of debt and transaction fees. The Company financed this acquisition through the issuance of $150 million in common stock to the Company's parent and a short term borrowing from an affiliate of the Company's parent.

    EKCO is a manufacturer and marketer of branded consumer products. EKCO's products include household items such as bakeware, kitchen and household tools, cleaning products, brooms, brushes and mops.

    The Company acquired GHC for approximately $159 million, including the repayment of debt and transaction fees. The Company financed the acquisition through the issuance of $50 million Junior Cumulative Preferred Stock (Junior Preferred Stock) to an affiliate of the Company's parent and additional borrowings under the Company's existing credit facilities. The junior preferred stock consists of two million shares with each share having a liquidation preference of $25.00. Under the terms of the junior preferred stock the Company can pay cash dividends of $1.00 per share per quarter if certain financial ratios are satisfied, subject to compliance with the Company's debt covenants.

    GHC manufactures and markets consumer durable goods with principal lines of business consisting of kitchen and household tools, precision cutting tools, kitchen cutlery and cookware. In addition, GHC sells products through its chain of manufacturers retail outlet stores.

PRODUCTS

    The Company's products are sold primarily in the bakeware, dinnerware, rangetop, cookware, kitchen and household tools, cleaning products, cutlery and precision cutting tools categories under core brand names. The following table sets forth the sales of the Company's products in their primary categories from 1997 through 1999.

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
NET SALES(1)
Bakeware....................................................  $227,489   $197,378   $206,499
Dinnerware..................................................   174,940    180,338    204,597
Rangetop Cookware...........................................    96,312    100,710    109,667
Kitchen/Household Tools.....................................    35,083         --         --
Cleaning Products...........................................     5,959         --         --
Cutlery.....................................................    10,051         --         --
Precision Cutting Tools.....................................     3,626         --         --
Other(2)....................................................    64,118     54,642     52,097
                                                              --------   --------   --------
    Total...................................................  $617,578   $533,068   $572,860
                                                              ========   ========   ========

------------------------

(1) Certain 1998 and 1997 amounts have been reclassified to conform with 1999 presentation.

(2) "Other" sales include selected kitchen accessories manufactured by third parties which are principally sold through the Company-operated factory stores.

BAKEWARE

    CORNINGWARE-REGISTERED TRADEMARK-. Corningware-Registered Trademark-cookware was introduced in 1958 as the cookware that "does it all," going from freezer to oven to stovetop to refrigerator to table. This versatility results from the Corningware-Registered Trademark- manufacturing process, which creates a glass-ceramic material with high resistance to thermal shock. This glass-ceramic material was originally fabricated for missile nose cones due to its ability to withstand thermal extremes. Corningware-Registered Trademark-products include round, oval and square cooking/ serving vessels with glass and plastic covers and comprise product lines: Corningware-Registered Trademark-French White-TM-, Corningware-Registered Trademark- Classics-TM-, Corningware-Registered Trademark- Pop-Ins-TM-, Corningware-Registered Trademark-Casual Elegance-TM- and Microwave-TM-.

    PYREX-REGISTERED TRADEMARK-. Pyrex-Registered Trademark- products are made of borosilicate and tempered soda lime glass and are available in a number of colors, shapes and sizes. The Company's Pyrex-Registered Trademark- products comprise five product lines: Pyrex-Registered Trademark- Original-TM-, Sculptured-TM- Pyrex-Registered Trademark-, Storage Plus-Registered Trademark-, Pyrex-Registered Trademark- Storage Deluxe-TM- and Pyrex-Registered Trademark-Portables-Registered Trademark-.

    EKCO-REGISTERED TRADEMARK-. EKCO-Registered Trademark- products consist of a broad line of uncoated bakeware products including cookie sheets, muffin tins, brownie pans, loaf pans and similar items.

    BAKER'S SECRET-REGISTERED TRADEMARK-. Baker's Secret-Registered Trademark-products consist of a broad line of non-stick coated and insulated "no burn" bakeware items.

    FARBERWARE-REGISTERED TRADEMARK-. Farberware-Registered Trademark- brand name products consist of non-stick coated and uncoated bakeware items, which are sourced and sold under a sublicense with Meyer Marketing Co. Ltd.

    CUISINART-REGISTERED TRADEMARK-. Cuisinart-Registered Trademark- brand name products consist of premium non-stick coated bakeware items, which are sourced and sold under a license with Conair Corporation.

    VIA-REGISTERED TRADEMARK-. Via-Registered Trademark- products include baking equipment such as cooling racks, cookie cutter sets and cast aluminum ovenware.

DINNERWARE

    CORELLE-REGISTERED TRADEMARK-. Corelle-Registered Trademark-, the Company's dinnerware product line developed in 1971, is produced using a proprietary manufacturing process. This manufacturing process combines three layers of glass and allows the Company to manufacture a dinnerware that is durable and break/chip resistant, as well as light, thin and stackable.

    OTHER DINNERWARE. Corelle-Registered Trademark- cups and mugs are produced using material under the Pyroceram-Registered Trademark- trademark. The manufacturing process involves pressing and glazing the shapes.

    The Company also manufactures a glass tableware product through a pressing process that is sold in similar channels as the Corelle-Registered Trademark-line. Corelle-Registered Trademark- mugs are also produced from a glass ceramic substrate through a pressing process to yield a durable and aesthetically pleasing product.

RANGETOP COOKWARE

    REVERE WARE-REGISTERED TRADEMARK-.  The Company's Revere
Ware-Registered Trademark- brand products include stainless steel cookware and aluminum non-stick cookware that is made by other manufacturers.

    The Company's Revere Ware-Registered Trademark- stainless steel cookware products are comprised of a number of product lines including the traditional Revere Ware-Registered Trademark- product line and the Revere
Ware-Registered Trademark- Solutions-TM- and Revere Ware-Registered Trademark-Proline-TM- product lines. Certain Revere Ware-Registered Trademark-Solutions-TM- products feature patented double pourspouts and steam holes, steam venting nozzles and textured handles. Revere Ware-Registered Trademark-Proline-TM- products are professional style, stainless steel products which compete at higher price points. Other Revere-Registered Trademark- product lines include; the Revere Ware-Registered Trademark- Pro Line Limited-TM- line with products featuring hard anodized aluminum exteriors, stainless steel interiors and glass lids, Revere-Registered Trademark- Centura-TM- featuring stainless steel products with pourspouts and straining lids offered both with copper and tri-ply and stainless steel/aluminum bottoms, Revere-Registered Trademark-Centura Pro-TM- with products of hard anodized aluminum construction with pourspouts and straining lids, Revere-Registered Trademark- Independence-TM-, Revere-Registered Trademark- Liberation-TM-, and Revere-Registered Trademark-Revolution-TM- all of which feature products with non-stick aluminum construction with pourspouts and straining lids, and Ultra Glide-TM- by Revere-Registered Trademark- which is a line of non-stick aluminum skillets.

    EKCO-REGISTERED TRADEMARK-. EKCO-Registered Trademark- brand products include stainless steel and aluminum cookware that is made by other manufacturers. The Company's EKCO-Registered Trademark- brand of stainless steel products are comprised of the EKCO-Registered Trademark- Endura-TM-, the EKCO-Registered Trademark- Enterna-Registered Trademark- line, and the EKCO-Registered Trademark- Copperelle-TM- and EKCO-Registered Trademark-. The Company's EKCO-Registered Trademark- brand of non-stick aluminum products are comprised of the EKCO-Registered Trademark- Resolutions-TM- line, the EKCO-Registered Trademark- Radiance-TM- line and the EKCO-Registered Trademark-Generations-TM- line. The EKCO product lines are marketed through all channels of distribution.

    VISIONS-REGISTERED TRADEMARK-. Introduced in the United States in 1982, Visions-Registered Trademark- products are made with a translucent pyro-ceram material that allows customers to see what they are cooking. The Company manages Visions-Registered Trademark- as a specialty line focused on promotional programs and markets Visions-Registered Trademark- products in areas where water-based cooking and simmering are relevant to a market's or community's culture.

KITCHEN AND HOUSEHOLD TOOLS

    EKCO-REGISTERED TRADEMARK- AND VIA-REGISTERED TRADEMARK-. The Company markets and sells a broad line of kitchenware products which it sources from third parties, including the following: kitchen tools and gadgets such as spoons, spatulas, ladles and other cooking accessories, and peelers, corkscrews, whisks, can openers and similar items, marketed under the EKCO-Registered Trademark-, EKCO PRO-TM-, Baker's Secret-Registered Trademark- and Via-Registered Trademark- trademarks; pantryware, such as canister sets, spice racks and napkin and paper towel holders, under the VIA-Registered Trademark- trademark; stainless steel and porcelain-on-steel kettles and carafes under the EKCO-Registered Trademark- and Via-Registered Trademark- trademarks; and cookware under the EKCO-Registered Trademark- trademark and more than 130 tools, gadgets and bakeware items under the

Cuisinart-Registered Trademark- brand name, which is licensed from Conair Corporation. The Company also markets stainless steel flatware, mixing bowls and colanders. The Company markets more than 1000 kitchenware items, including multiple colors of the same item and various packaging combinations particularly in its line of kitchen tools and gadgets, using what the Company believes to be one of the most extensive merchandising and promotional programs in the industry. The program employs a "good, better, best" strategy which the Company feels clearly defines packaging and product design. EKCO-Registered Trademark-products are classified as good, EKCO PRO products (including the sub-brands, Fresh Catch and Barworks) are classified as better and Softsides-TM- products are classified as best.

    OXO-REGISTERED TRADEMARK-. WKI markets a broad line of kitchen and household tools under the OXO Good Grips-Registered Trademark-, OXO Softworks-TM-, OXO Touchables-TM- and OXO Basics-TM- brand names. The OXO brand products are developed in the United States and produced by OEM manufacturers in Asia according to WKI's specifications. WKI has been expanding its assortment of OXO brand products from kitchen tools to household cleaning tools, gardening tools, hand tools and automotive cleaning tools. Many of the kitchen/household tools sold by WKI under the OXO brand utilize a proprietary handle which is covered by patents owned by the Company that run through December 2007. OXO brand products are distributed primarily in the United States through department stores, gourmet and specialty outlets and mass merchants.

    GRILLA GEAR-REGISTERED TRADEMARK-. Also included is a line of barbecue tools and accessories under the Grilla Gear-TM- brand. This product line consists of high quality, design-oriented products related to outdoor dining and home entertainment, such as grilling tools, aprons, mitts, timers, magnets, etc.

CLEANING PRODUCTS

    EKCO-REGISTERED TRADEMARK- AND CLEAN RESULTS-REGISTERED TRADEMARK-. The Company markets a line of cleaning products for home use, including brooms, brushes and mops, marketed under the EKCO-Registered Trademark- and Clean Results-Registered Trademark- trademarks. The Company believes that it is a leading marketer of cleaning brushes for household and personal use.

CUTLERY

    CHICAGO CUTLERY-REGISTERED TRADEMARK-. The Company markets, under the Chicago Cutlery-Registered Trademark- brand, six complete lines of kitchen knives for consumers, sharpening tools and storage units. In 1997, the Company introduced Legacy Forged-TM- to compete in the highest quality and price point segment of the cutlery market. The Company believes Legacy Forged-TM- to be well positioned due to the strength of the blade--which results from a drop-forged manufacturing process and a sharper blade angle. Another advantage is the hybrid material used to make the Legacy Forged-TM- handle. This material, consisting of dyed birch infused with specially formulated poly resins, is produced using strips of wood thoroughly saturated with the poly resins, creating an extremely attractive material that is impervious to moisture.

    The 440A Fine product line was introduced to complement Legacy Forged-TM-and offer the consumer a high quality knife at a lower price point than forged knives. The same hybrid material used for the Legacy forged is used for the 440A Fine. The manufacturing process involves wide, heavy gauge, premium steel that is drop-sheared so that a long, deep taper grind can be applied to the blade resulting in an extremely sharp edge. Also in 1998, the Company introduced the Centurion-TM- product line to complement its most popular household cutlery line, The Walnut Tradition-Registered Trademark-. Whereas the Walnut Tradition-Registered Trademark- features a solid American walnut handle with a Taper Grind-Registered Trademark- edge on the blade, Centurion-TM- has the look and feel of a forged knife with a black synthetic handle. Centurion-TM- is sourced from Asia and shipped to a Chicago Cutlery facility where the final taper grind is applied to ensure that each knife meets Chicago Cutlery's demanding sharpness requirement. The Company also manufactures and sells a popularly priced knife under the Cherrywood-TM- brand name and a similar knife under the American Pride-Registered Trademark- brand name. The Company believes that these lines represents some of the highest quality knives offered through mass distribution.

    REGENT SHEFFIELD-REGISTERED TRADEMARK-.  Regent
Sheffield-Registered Trademark- and Wiltshire-Registered Trademark- are licensed brand names form Richardson Sheffield LTD. for distribution in the United States and Canada. The Company markets under the Regent Sheffield-Registered Trademark-name in the United States and Wiltshire-Registered Trademark- and Regent Sheffield-Registered Trademark- names in Canada. The company markets ten complete lines of knives and storage units for consumers.

    In 1999, the Company re-introduced the entire Regent
Sheffield-Registered Trademark- line in the United States with new packaging and moved to re-position the sub-brands up-market to the Department and Specialty Stores. The key elements behind the re-positing were new blade technology block designs and forged cutlery.

    The Laser-TM- line features wood and poly handled cutlery imported from China and is positioned as an opening price point line. The Classic Series was introduced to offer consumers unique block designs. The poly-handled product is imported from China and is set in trend setting ceramic colored blocks. StaySharp-Registered Trademark- has a unique sharpening device recessed in the block for quick and easy knife sharpening. This line is imported from China. SoftSides-Registered Trademark- features soft santoprene-TM- handles that provide a safe, comfortable non-slip grip. The Titanium Edge-TM- line delivers a patented process where the blade is infused with Titanium Nitride, a mineral much harder than stainless steel, for a blade that stays sharp ten times longer. Forged and Forged Commercial product lines combine exceptional ergonomic and classic features in attractive block designs. Infinity Edge-TM- combines the superior cutting performance of a fine edge blade with a cutting edge guaranteed to stay sharp for a lifetime of use. The blade edge is permanently fused with Tungsten Carbide, a substance much harder than stainless steel. Forme-TM- knives combine the beauty of stainless steel with a sophisticated exciting new design in cutlery. The Company feel this new product line is well positioned to compete up-market.

    The Company also sells a line of promotionally-priced cutlery. These products compete in both the fine edge and "never needs sharpening" segments of the cutlery industry and are purchased primarily from one supplier in Asia. Promotionally-priced cutlery consists of six separate cutlery brands, four of which (Premier-TM-, Basics-TM-, American Carver-Registered Trademark- and Chef's Professional-TM-, are sold exclusively through department stores, and the remaining two (Essentials-Registered Trademark- and Classic
Chef-Registered Trademark-) are distributed through mass merchandisers.

    The Company also manufactures a full line of knives for the commercial poultry processing market. These molded-handle knives are designed to meet the special needs of professionals and have specialized blade shapes for specific cutting jobs. The ergonomic handles are textured to be slip-resistant and feature a finger guard for safety.

PRECISION CUTTING TOOLS

    OLFA. The Company and Olfa Corporation of Osaka, Japan, executed a ten-year agreement naming the Olfa Products Group as the exclusive distributor, in the United States and Canada, of precision cutting tools and accessories manufactured by Olfa Corporation. The Company believes that relations with Olfa Corporation are strong and that a long-term relationship will continue. Products of the Olfa Products Group are sold to industrial users, and through distributors as well as directly to hobby, craft, hardware and fabric stores.

    OLO. The OLO business (rolling scissors and a special carton opener). The OLO products are manufactured domestically by a third party and are purchased as finished goods by the Company. OLO products are sold to industrial users, and through distributors as well as directly to hobby, craft, hardware and fabric stores.

OTHER

    ACCESSORIES. The Company's "Other" sales include selected kitchen accessories manufactured by third parties. These products are sold primarily in the Company--operated factory stores.

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

    Additional information about the Company and its products is discussed in
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, appearing on pages 17 through 25, and Note 16 of the Notes to Consolidated Financial Statements appearing on pages 56 and 57.

MARKETING AND DISTRIBUTION

    The Company's products are sold in the United States and in over 30 foreign countries. In the United States (which accounted for approximately 80% of the Company's net sales in 1999), the Company sells both on a wholesale basis to retailers, distributors and other accounts that resell the Company's products and on a retail basis through Company-operated outlet stores.

DOMESTIC WHOLESALE

    In the United States, the Company sells to approximately 5,000 customers made up primarily of mass merchants, department stores, specialty retailers, as well as through other channels, including retail food stores, hardware stores, drug stores, catalog showrooms and direct mail.

DOMESTIC RETAIL

    The Company operates a network of outlet stores in 44 states, located primarily in outlet malls. The Company's outlet stores, which carry an extensive range of the Company's products, enable the Company to participate in broader distribution and to profitably sell slower-moving inventory. The Company believes that its outlet stores, which also sell complementary kitchen accessories, have developed marketing and pricing strategies that generate sales which supplement, rather than compete with, its wholesale customers. The Company-operated outlet stores also promote and strengthen the Company's brands, enabling the Company to provide customers a broader assortment of products beyond products that are commonly stocked by third party retailers.

INTERNATIONAL

    The Company's 60-person international sales force, together with localized distribution and marketing capabilities, have allowed the Company to become an established marketer of bakeware and dinnerware in Canada, Korea, Australia, Japan, Singapore, Taiwan, Hong Kong, Mexico and Brazil. The Company believes that developing localized distribution capabilities is critical to continued growth in international markets and, as a result, has made investments in localized distribution facilities in Brazil, Malaysia, Canada and Australia.

    The Company's subsidiary, EKCO Group, Inc. which was effectively acquired on September 13, 1999, markets its products outside the United States through its Canadian and United Kingdom subsidiaries, the export division of EKCO International and distributors and agents who provide marketing support to supermarkets, mass merchandising stores, specialty stores and department stores.

EUROPEAN, RUSSIAN, MIDDLE EASTERN AND AFRICAN CONSUMER PRODUCTS BUSINESS

    In November 1994, Corning and the Company sold to Newell all of the outstanding stock of Corning Consumer Limited ("CC Limited"), Corning Consumer GmbH ("CC GmbH") and Corning Consumer S.A ("CCSA"), subsidiaries of Corning and the Company through which the Company's consumer products business was conducted in Europe, Russia, the Middle East, and Africa (collectively, the "Territory"). Corning and the Company granted to Newell, CC Limited, CC GmbH and CCSA the exclusive right to use certain trademarks within the Territory. Currently, Newell serves as the exclusive distributor for certain of the Company's products in the Territory, which represented less than 1% of the Company's net sales in 1999.

CUSTOMER SERVICE: SALES AND MARKETING SUPPORT

    Management believes that service is a key part of the Company's product offering. The close relationships and frequent contact with its large customers provide the Company with sales opportunities and application ideas. The Company, through its sales team, provides its customers with sales and marketing support. In addition, as of October 1999, the Company contracted its consumer information center responsibilities with Modern Marketing Concepts, Inc. Modern Marketing Concepts, Inc. has a team dedicated to the Company's business that responds to consumer complaints, product liability claims, warranty claims, rebate programs, store referrals and special order fulfillment offers.

SALES

    The Company's domestic customers are served by a combination of Company salespeople and independent, commissioned representatives. The Company's top 100 accounts are serviced by the Company's direct sales force teams, each consisting of four or five salespeople which are organized (i) by account, for the Company's most significant customers and (ii) by four channel teams focusing on department stores, specialty stores, regional mass merchandisers, and clubs, hardware and food/ continuity, for the balance of the top 100 accounts. The teams are directly accountable for revenues, allowances and promotional spending. The Company's sales teams dedicate their primary focus to the largest customers. Members of the sales teams regularly call on the Company's customers to develop an in-depth understanding of each customer's competitive environment and opportunities. Smaller wholesale accounts are serviced by approximately 40 independent, commissioned sales representatives. The Company's 60-person international sales force, with personnel located in twelve countries, work with local retailers and distributors to optimize product assortment, consumer promotions and advertising for local preferences.

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

    A number of factors affect competition in the sale of bakeware, dinnerware and rangetop cookware, kitchen and household tools, cleaning products, cutlery and precision cutting tools manufactured and/or sold by the Company, including, but not limited to quality, price competition and price point parameters established by the Company's various distribution channels. Shelf space is a key factor in determining retail sales of bakeware, dinnerware and rangetop cookware products. A competitor that is able to maintain or increase the amount of retail space allocated to its product may gain a competitive advantage for that product. In addition, new product introductions are an important factor in the categories in which the Company's products compete. Other important competitive factors are brand identification, style, design, packaging and the level of service provided to customers.

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

CUSTOMERS

    In the United States, WKI sells to approximately 5,000 customers made up primarily of mass merchants, department stores, specialty retailers, as well as through other channels, including retail food stores, catalog showrooms, and direct mail. In 1999, 1998 and 1997, one customer, Wal-Mart Stores, Inc. accounted for approximately 16%, 15% and 12%, respectively of the Company's gross sales.

MANUFACTURING AND RAW MATERIALS

    Sand, soda ash, borax, limestone, lithia-containing spars, alumina, cullet, stainless steel, plastic compounds, hardwood products, tin plate steel-copper and corrugated packaging materials are the principal raw materials used by the Company. The Company purchases its raw materials on the spot market and through long-term contracts with suppliers. All of these materials are available from various suppliers and the Company is not limited to any single supplier for any of these materials. Management believes that adequate quantities of these materials are and will continue to be available from various suppliers. The Company's molded plastic products and certain components of its kitchenware and household tools products are manufactured from plastic resin, which is produced from petroleum-based raw materials. Plastic resin prices may fluctuate as a result of changes in natural gas and crude oil prices and the capacity, supply and demand for resin and the petrochemical intermediates from which it is produced. The Company sources certain products from third party suppliers. The Company believes that alternative sources of supply at competitive prices are available from other manufacturers of substantially identical products.

    The melting units operated by the Company require either electric or natural gas energy input. Back-up procedures and systems to replace the primary source of these energy inputs are in place in each of the Company's relevant facilities. Ongoing programs exist within each of the Company's glass melting facilities to reduce energy consumption. Furthermore, rates for electric and natural gas energy have been fixed contractually in each of the Company's plants to avoid the negative impact of market fluctuations in prices. The Company does not engage in any hedging activities for commodity trading relating to its supply of raw materials.

    However, the replacement of certain raw material suppliers has in the past, and may in the future, have an adverse effect on the Company's operations and financial performance and significant increases in the cost of any of the principal raw materials used by the Company could have a material adverse effect on its results of operations.

PATENTS AND TRADEMARKS

    The Company owns numerous United States and foreign trademarks and trade names and has applications for the registration of trademarks and trade names pending in the United States and abroad. The Company's most significant owned trademarks and/or tradenames include Corelle-Registered Trademark-, Revere-Registered Trademark-, Revere Ware-Registered Trademark-, Visions-Registered Trademark-, EKCO-Registered Trademark-, Baker's Secret-Registered Trademark-, Via-Registered Trademark-, Good
Grips-Registered Trademark- and OXO-Registered Trademark-. Other significant trademarks used by the Company are Corningware-Registered Trademark-, Pyrex-Registered Trademark- Chicago Cutlery-Registered Trademark-, Faberware-Registered Trademark-, Regent Sheffield-Registered Trademark-, Wiltshire-Registered Trademark-, OLO-Registered Trademark-, and Grilla Gear-Registered Trademark-. Upon the consummation of the Recapitalization on April 1, 1998, Corning granted to the Company fully paid, royalty-free licenses to use the Corningware-Registered Trademark- trademark, servicemark and tradename and the Pyroceram-Registered Trademark- trademark in the field of housewares and to use the Pyrex-Registered Trademark- trademark in the field of durable consumer products. These licenses are exclusive, worldwide licenses, subject to the prior exclusive licenses granted to Newell and certain of its subsidiaries and provide for renewable ten-year terms, which the Company may renew indefinitely. In addition, in connection with the Recapitalization, the Company entered into an agreement with Corning under which the Company is licensed to continue to use "Corning" in connection with the Company's business for three years after the Closing Date (or up to five years in the case of certain molds used in the manufacturing process).

    The Company also owns and has the exclusive right to use numerous United States and foreign patents, and has patent applications pending in the United States and abroad. In addition to its patent portfolio, the Company possesses a wide array of unpatented proprietary technology and knowledge. The Company also licenses certain intellectual property rights to or from third parties.

    Concurrent with the Recapitalization, Corning granted to the Company a fully paid, royalty-free license of patents and know-how (including evolutionary improvements) owned by Corning that pertain to or have been used in the Company's business. Furthermore, the Company and Corning entered into a five-year technology support agreement (renewable at the option of the Company for an additional five years), pursuant to which Corning will provide to the Company (at the Company's option) engineering, manufacturing technology, and research and development services, among others, at Corning's standard internal rates.

    The Company believes that its patents, trademarks, trade names, service marks and other proprietary rights are important to the development and conduct of its business and the marketing of its products. As such, the Company vigorously protects its intellectual property rights.

ENVIRONMENTAL MATTERS

    The Company's facilities and operation are subject to certain federal, state, local and foreign laws and regulations relating to environmental protection and human health and safety, including those governing wastewater discharges, air emissions, and the use, generation, storage, treatment, transportation and disposal of hazardous and non-hazardous materials and wastes and the remediation of contamination associated with such disposal. Because of the nature of its business, the Company has incurred, and will continue to incur, capital and operating expenditures and other costs in complying with and resolving liabilities under such laws and regulations.

    Certain of the Company's Corning facilities have lengthy manufacturing histories and, over such time, have used or generated and disposed of substances which are or may be considered hazardous. Pursuant to the terms and conditions of the Recapitalization Agreement, Corning has agreed to indemnify the Company for certain costs and expenses that may be incurred in the future by the Company arising from pre-Recapitalization environmental events, conditions or matters and as to which notice is provided within specified time periods. Corning has agreed to indemnify the Company for (i) 80% of such costs and expenses up to an aggregate of $20.0 million and (ii) 100% of such costs and expenses in excess of $20.0 million.

    The Company is also aware that at several EKCO facilities, hazardous substances and/or oil have been detected and that additional investigation will be and remedial action will or may be required. American Home Products, the prior owner of two locations, has provided indemnification to EKCO for pre 1984 conditions at those sites. The Company is also aware that three former GHC facilities are involved with private parties and state agencies in the review and evaluation, or remediation, of identified environmental contamination problems.

    Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Environmental accruals are routinely reviewed on an interim basis. The Company has accrued approximately $3.3 million at December 31, 1999, for probable environmental remediation and restoration liabilities. This is management's best estimate of these liabilities. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such liabilities may exceed current reserves by amounts that may prove insignificant, or by amounts, in the aggregate, of up to approximately $2.2 million.

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

EMPLOYEES

    At December 31, 1999, the Company had approximately 5,250 employees, approximately one-third of which were covered by collective bargaining agreements. The collective bargaining agreements will be renegotiated over the next 18 months.

OTHER

    Additional information in response to Item 1 is found in Item 6, Five-Year Selected Financial Data, appearing on page 16, Item, 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, appearing on pages 17 through 25, and Note 16 of the Notes to Consolidated Financial Statements appearing on pages 56 and 57.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The factors discussed below, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report, including without limitation, in "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's related press releases and in oral statements made by authorized officers of the Company. When used in this report, any press release or oral statement, the words "looking forward," "estimate," "project," "anticipate," "expect," "intend," "believe" and similar expressions are intended to identify a forward-looking statement. Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond the Company's control) that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The forward-looking statements regarding such matters are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether actual results and developments will conform with the Company's expectations and predictions, however, is subject to a number of risks and uncertainties, in addition to the risk factors discussed above, including: integration of the Company's acquisitions of General Housewares Corp. and EKCO Group, Inc., failure to resolve system implementation issues, a global economic slowdown in any one, or all, of the Company's sales categories; loss of sales as the Company streamlines and focuses on strategic accounts; unpredictable difficulties or delays in the development of new product programs; increasing reliance on third party manufacturers, increased difficulties in obtaining a consistent supply of basic raw materials such as sand, soda ash, steel or copper and energy inputs such as electrical power or natural gas at stable pricing levels; development by the Company of an adequate administrative infrastructure; technological shifts away from the Company's technologies and core competencies; unforeseen interruptions to the Company's business with its largest customers resulting from, but not limited to, financial instabilities or inventory excesses; the effects of extreme changes in monetary and fiscal policies in the United States and abroad, including extreme currency fluctuations and unforeseen inflationary pressures such as those recently experienced by certain Asian economies; drastic and unforeseen price pressures on the Company's products or significant cost increases that cannot be recovered through price increases or productivity improvements; significant changes in interest rates or in the availability of financing for the Company or certain of its customers; loss of any material intellectual property rights; any difficulties in obtaining or retaining the management or other human resource competencies that the Company needs to achieve its business objectives; and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-K are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company and its subsidiaries or their business or operations.

ITEM 2--PROPERTIES

    WKI utilizes six primary manufacturing facilities (five in the United States and one outside of the United States) and twelve principal packaging and distribution centers (six in the United States and six outside of the United States).

    The table below summarizes certain data for each of the Company's principal properties, including its manufacturing and distribution facilities:

                                                                                 FACILITY
                                                                          ----------------------
LOCATION                                      PRIMARY USE                 SQ. FEET    OWN/LEASE
--------                         --------------------------------------   ---------   ----------
DOMESTIC:
Charleroi, Pennsylvania........  Manufacturing                              603,332   Own
Clinton, Illinois (1)..........  Dormant                                    660,000   Own
Corning, New York..............  Manufacturing                              375,000   Own
Elmira, New York...............  Corporate Offices                           60,000   Lease
Greencastle, Pennsylvania......  Distribution                             1,210,000   Own
Martinsburg, West Virginia.....  Manufacturing                              416,000   Own
Waynesboro, Virginia...........  Distribution                                89,800   Own
Nashua, New Hampshire (2)......  Dormant                                      8,000   Lease
Franklin Park, Illinois........  Admin/Warehouse/Distribution               190,000   Lease
Massillon, Ohio................  Manufacturing/Warehousing/Distribution     244,000   Own
Bolingbrook, Illinois..........  Warehousing/Distribution                   260,000   Lease
Monroe, Ohio...................  Warehousing/Distribution                   116,000   Lease
Wauconda, Illinois.............  Manufacturing                               65,000   Own
New York, New York.............  Administrative                              25,000   Lease
Terre Haute, Indiana...........  Administrative                              48,450   Lease
Indianapolis, Indiana..........  Warehouse                                  131,000   Lease

INTERNATIONAL:
Johor, Malaysia (3)............  Manufacturing/Distribution                  64,000   Own/Lease
Johor, Malaysia................  Distribution                                50,000   Lease
Singapore......................  Administrative                              11,800   Lease
Taipei, Taiwan.................  Administrative                               1,700   Lease
Tokyo, Japan...................  Administrative                               1,900   Lease
Sao Paulo, Brazil..............  Distribution                                 2,000   Lease
Sydney, Australia..............  Distribution                                66,000   Lease
Toronto, Canada................  Administrative                               3,600   Lease
St. Laurent, Quebec, Canada....  Administrative/Warehouse                    16,230   Lease
Niagara Falls, Ontario,
  Canada.......................  Administrative/Warehouse/Distribution      120,000   Own
Chepstow, Gwent, U.K...........  Administrative/Warehouse/Distribution       45,000   Lease

------------------------

(1) The Company closed this facility during 1999 and expects to sell it during 2000.

(2) The Company closed this facility during 1999.

(3) The building housing the Malaysia facility is owned by CIM, a subsidiary that is 80% owned by the Company. The land on which the facility is located is leased pursuant to a 60-year lease expiring in 2048.

(4) In addition to the properties listed in the table, as of December 31, 1999, the Company owned approximately 511,000 square feet of floor space, which is being held for sale or lease. The Company leases other real properties not set forth above which, in the aggregate, are not deemed material. The Company subleased its 100,000 sq. ft. facility in Hamilton, Ohio to the purchaser of the assets of the Housewares Products segment's
    Wright-Bernet, Inc. and Cleaning Specialty Co. divisions for an initial term expiring in December 2003.

(5) In addition, the Company leases 927,846 sq. ft. of retail space in approximately 175 factory outlet malls with Initial lease terms ranging from 3 to 7 years.

ITEM 3--LEGAL PROCEEDINGS

LITIGATION

    There are no pending legal proceedings which are material in relation to the consolidated financial statements of WKI.

    WKI has been engaged in, and will continue to be engaged in, the defense of product liability claims related to its products, particularly its bakeware and cookware product lines. The Company maintains product liability coverage, subject to certain deductibles and maximum coverage levels that the Company believes is adequate and in accordance with industry standards.

    In addition to product liability claims, from time to time the Company is involved in various legal actions in the ordinary course of business. The Company is not currently involved in any legal actions which, in the belief of management could have a material adverse impact on the Company.

ENVIRONMENTAL MATTERS

    From time to time, the Company has had claims asserted against it by regulatory agencies or private parties for environmental matters relating to the generation or handling of hazardous substances by the Company or its predecessors, and the Company has incurred obligations for investigations or remedial actions with respect to certain of these matters. The Company does not believe that any such claims asserted or obligations incurred to date will result in a material adverse effect upon the Company's financial position, results of operations or liquidity. The Company has accrued approximately
$3.3 million at December 31, 1999, for probable environmental remediation and restoration liabilities. This is management's best estimate of these liabilities. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such liabilities may exceed current reserves by amounts that may prove insignificant, or by amounts, in the aggregate, of up to approximately $2.2 million. There can be no assurance that activities at these or any other facilities or future facilities may not result in additional environmental claims being asserted against the Company or additional investigations or remedial actions being required.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company's annual Shareholders Meeting was held April 23, 1999. The Company's Board of Directors was elected in its entirety by unanimous vote of the Company's shareholders.

    On October 22, 1999, the Company's shareholders unanimously approved the Company's Amended and Restated Certificate of Incorporation.

                                    PART II

ITEM 5--MARKET FOR THE REGISTRANTS' COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    The Company's authorized common stock consists of 75,000,000 shares with a par value of $0.01 per share, 66,857,143 of which were issued and outstanding at December 31, 1999 and controlled by affiliates of KKR. No shares of such common stock trade on any exchange. No dividends were declared on common stock during 1999.

ITEM 6--SELECTED FINANCIAL DATA

                       FIVE YEAR SELECTED FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------------------------------
                                                          1999          1998         1997         1996         1995
                                                       -----------   ----------   ----------   ----------   ----------
SUMMARY OF OPERATIONS
Net sales............................................  $   617,578   $  533,068   $  572,860   $  632,406   $  608,720
Loss (income) from continuing operations(1)(2).......      (28,058)     (33,312)      13,694        3,122      (21,745)
(Loss) income applicable to common stock(1)(2).......      (40,099)     (36,094)      13,694        3,122      (21,745)
                                                       -----------   ----------   ----------   ----------   ----------
Loss (income) from continuing operations per common
  share..............................................  $     (0.90)  $    (1.39)  $     0.57   $     0.13   $    (0.91)
Net (loss) income per common share...................        (1.29)       (1.50)        0.57         0.13        (0.91)
                                                       -----------   ----------   ----------   ----------   ----------
Preferred dividends per preferred share..............  $      3.68   $     2.32          N/A          N/A          N/A
                                                       -----------   ----------   ----------   ----------   ----------
Average number of common shares outstanding during
  the year(3)........................................   31,142,857   24,000,000   24,000,000   24,000,000   24,000,000
                                                       -----------   ----------   ----------   ----------   ----------
CASH FLOW INFORMATION
EBITDA (1)(2)(4).....................................  $     7,434   $   35,016   $   70,910   $   55,900   $   17,519
Adjusted EBITDA(1)(5)................................       85,575       68,654       70,910       58,046       17,519

Cash flow from operating activities..................      (32,396)      58,841       67,419       55,566        1,000
Cash flow from investing activities..................     (421,509)     (23,237)     (26,208)     (35,629)     (42,900)
Cash flow from financing activities..................      453,216      (30,892)     (44,957)     (22,500)      42,700

FINANCIAL POSITION
Total assets.........................................  $   979,679   $  495,259   $  480,623   $  512,768   $  528,526
Long-term debt.......................................      669,253      433,656        8,285       13,474       13,973
                                                       -----------   ----------   ----------   ----------   ----------

------------------------------

(1) (Loss) income, EBITDA; Adjusted EBITDA and per share data for 1995 through 1997 have been restated to reflect the change from the LIFO to FIFO method of accounting for inventories. The restatement (decreased) increased earnings by ($3,546), ($3,256), and $1,502, respectively.

(2) Includes transaction and integration related expenses of $9,157 and $28,866 in 1999 and 1998 respectively, and restructuring costs of $68,984, $4,772 and $2,146 in 1999, 1998 and 1996.

(3) Share data for 1995 through 1997 were restated for the 24,000-for-1 stock split in March 1998.

(4) EBITDA represents operating income (loss) plus depreciation and amortization. EBITDA is presented because management understands that such information is considered by certain investors to be an additional basis for evaluating the Company's ability to pay interest and repay debt. EBITDA should not be considered an alternative to measures of operating performance as determined in accordance with generally accepted accounting principles, including net income, as a measure of the Company's operating results and cash flows or as a measure of the Company's liquidity. Because EBITDA is not calculated identically by all companies, the presentation herein may not be comparable to other similarly titled measures of other companies.

(5) Adjusted EBITDA represents EBITDA less restructuring costs and transaction and integration related expenses. Adjusted EBITDA is calculated for 1999 through 1995 below. EBITDA is not adjusted to add back the $8.5 million charge relating to the enterprise-wide system described in Item 7.

                                                   1999       1998       1997       1996       1995
                                                 --------   --------   --------   --------   --------
EBITDA.........................................  $ 7,434    $35,016    $70,910    $55,900    $17,519
Restructuring costs (see Note 15)..............   68,984      4,772         --      2,146         --
Transaction and integration related expenses
  (see Note 15)................................    9,157     28,866         --         --         --
                                                 -------    -------    -------    -------    -------
Adjusted EBITDA................................  $85,575    $68,654    $70,910    $58,046    $17,519
                                                 =======    =======    =======    =======    =======

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

    WKI Holding Company Inc. (WKI or the Company) is a leading manufacturer and marketer of oven/bakeware, rangetop cookware, kitchen and household tools, tabletop dinnerware, cutlery, precision cutting tools and cleaning products. The Company has strong positions in major channels of distribution for its products in North America and has also achieved a significant presence in certain international markets, primarily Asia, Australia, Latin America and the United Kingdom. In North America, the Company sells both on a wholesale basis to retailers, distributors, and other accounts that resell the Company's products and on a retail basis through Company-operated outlet stores. In the international market, the Company has established its presence on a wholesale basis through an international sales force along with localized distribution and marketing capabilities.

    Prior to April 1, 1998, the Company operated as a wholly-owned subsidiary of Corning Inc. (Corning). During this period, Corning provided the Company with certain process-oriented administrative services, such as benefits administration, accounts payable, accounts receivable, treasury and tax services. Corning has agreed pursuant to a transition services agreement to continue to provide such services for up to two years at negotiated rates (expiring in April 2000) calculated on the same basis as before April 1, 1998. By December 31, 1999, the Company had developed its administrative infrastructure and had assumed or outsourced to third parties, essentially all of these functions previously performed by Corning.

    In conjunction with the separation from Corning the Company implemented an enterprise-wide computer system. The implementation was substantially complete effective July 1, 1999. The Company experienced difficulties in the implementation at its primary assembly and distribution center. Significant inefficiencies were experienced and the volume of shipments were curtailed. Incremental charges related to the hiring of additional shifts, duplicative freight and warehousing expenses, cancelled orders and associated lost profits and the absorption of significant customer sales allowances, amounting to approximately $8.5 million.

    Effective September 13, 1999 and October 21, 1999 the Company acquired the outstanding stock of The Ekco Group Inc. (EKCO) and General Housewares Corporation (GHC), respectively. The acquisitions are being accounted for as a purchase business combination, and accordingly, the financial statements include the results of EKCO's and GHC's operations from the dates of these acquisitions.

    The Company acquired EKCO for approximately $229 million, including the assumption of $3.4 million in 9 1/4 series B senior notes due in 2006, $2.1 million of industrial revenue bonds and other debt and transaction fees. The Company financed this acquisition through the issuance of $150 million in common stock to the Company's parent and borrowings under the Company's existing credit facility.

    The Company acquired GHC for approximately $159 million, including the repayment of debt and transaction fees. The Company financed the acquisition through the issuance of $50 million in Junior Preferred Stock to an affiliate of the Company's parent and additional borrowings under the Company's existing revolving credit facilities. The addition of GHC broadened WKI's product offerings to include cutlery, precision cutting tools and expanded its kitchen and household tools.

RESULTS OF OPERATIONS

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1999        1998        1997
                                                              ---------   ---------   --------
Net sales(1)(4)
North America...............................................  $ 536,761   $ 471,987   $465,280
Asia........................................................     45,675      28,794     66,589
Other International.........................................     35,142      32,287     40,991
                                                              ---------   ---------   --------
  Net sales.................................................  $ 617,578   $ 533,068   $572,860
                                                              =========   =========   ========

Operating (loss) income(1)(2)(3)(4)
North America...............................................  $  38,313   $  28,482   $  8,158
Asia........................................................     10,532       2,072     20,286
Other International.........................................      2,332       4,708      6,760
                                                              ---------   ---------   --------
  Operating income before restructuring, transaction and
    integration related expenses............................  $  51,177   $  35,262   $ 35,204
Restructuring expense.......................................    (68,984)     (4,772)        --
Transaction and integration related expenses................     (9,157)    (28,866)        --
                                                              ---------   ---------   --------
  Operating (loss) income...................................  $ (26,964)  $   1,624   $ 35,204
                                                              =========   =========   ========

------------------------

(1) Includes net sales of $99,487 and $4,161 included in North America and Other International, respectively for EKCO and GHC from their respective acquisition dates of September 13, 1999 and October 21, 1999.

(2) Includes operating income of $15,916 and $730 included in North America and Other International, respectively for EKCO and GHC from their respective acquisition date of September 13,1999 and October 21, 1999.

(3) Includes the effect of change in accounting principle from LIFO to FIFO inventory costing in the amount of $656 in 1997.

(4) Asia consists of Japan, Korea, China and West Asian countries. 1998 and 1997 have been reclassified to conform with 1999 presentations.

                                                        % OF NET              % OF NET              % OF NET
                                               1999      SALES       1998      SALES       1997      SALES
                                             --------   --------   --------   --------   --------   --------
Net sales..................................  $617,578    100.0%    $533,068    100.0%    $572,860    100.0%
Cost of sales..............................   408,414     66.1      349,953     65.6      376,304     65.7
                                             --------    -----     --------    -----     --------    -----
Gross profit...............................   209,164     33.9      183,115     34.4      196,556     34.3
Selling, general and administrative........   160,857     26.0      146,927     27.6      155,723     27.2
Provisions for restructuring costs.........    68,984     11.2        4,772      0.9           --       --
Transaction and integration related
  expenses.................................     9,157      1.5       28,866      5.4           --       --
Other (income) expense, net................    (2,870)    (0.5)         926      0.2        5,629      0.9
                                             --------    -----     --------    -----     --------    -----
Operating (loss) income....................   (26,964)    (4.4)       1,624      0.3       35,204      6.1
Interest expense...........................    48,136                34,290                 8,481
                                             --------              --------              --------
(Loss) income before taxes on income.......   (75,100)              (32,666)               26,723
Income tax (benefit) expense...............   (47,254)                  947                12,734
                                             --------              --------              --------
(Loss) income before min. int..............   (27,846)              (33,613)               13,989
Minority interest in (losses) subsidiary...      (212)                  301                  (295)
                                             --------              --------              --------
Net (loss) income before extraordinary
  charge...................................   (28,058)              (33,312)               13,694
Early extinguishment of debt...............    (6,393)                   --                    --
Net (loss) income..........................  $(34,451)             $(33,312)             $ 13,964
                                             ========              ========              ========
Adjusted EBITDA............................  $ 85,575     13.9%    $ 68,654     12.9%    $ 70,910     12.4%
                                             ========    =====     ========    =====     ========    =====

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998

NET SALES

    Net sales for the year ended December 31, 1999 were $617.6 million, an increase of 15.9% over 1998 sales of $533.1 million. On a pro forma basis, assuming that the EKCO and GHC acquisitions had occurred on January 1, 1998, pro forma sales for 1999 were $823.7 million down 4.9% from the 1998 total of $865.9 million. As discussed below, the decrease in sales primarily relates to supply issues at the Company-owned factory stores, supply chain issues experienced with the implementation of a new enterprise wide computer system, soft retail sales in markets served by EKCO's former United Kingdom subsidiary and export operations and the absence of sales form EKCO's former Wright-Bernet and cleaning specialty businesses which were sold by EKCO at the end of 1998.

NORTH AMERICA

    1999 net sales in North America were $536.8 million, a $64.8 million increase over 1998. The newly acquired EKCO and GHC businesses contributed $74.5 and $25.0 million respectively. Absent the acquisitions, 1999 sales in North America were $34.7 million lower than 1998. In July 1999 the Company implemented an enterprise-wide computer system. The Company experienced difficulties implementing the computer system at its Greencastle, Pennsylvania assembly and distribution center. As a result significant inefficiencies were experienced and the volume of shipments, across all the Company's channels of business, were substantially curtailed in July and to a lesser degree in August. Management has addressed the shipping issues and believes that it has re-established shipping capabilities to pre-implementation levels. The shipping problems also resulted in significant unplanned sales allowances in the fourth quarter of 1999.

    Despite the distribution problems noted above U.S. sales to trade customers was only down slightly when compared to 1998. Net sales to U.S. trade customers, excluding the discontinued commercial tableware line, was $261.6 million in 1999 compared to $263.1 in 1998. A sales increase at the

Company's largest customer, Walmart, essentially offset weaknesses experienced with other U.S. trade customers and specialty channels.

    Net sales at the Company-operated factory stores were $144.8 million in 1999, down $23.7 million from the 1998 total of $168.5 million. The factory store performance was driven by two factors. During 1999 the Company experienced supply constraints with two product lines, Corelle, due to strong U.S wholesale sales and a faster than anticipated recovery in international sales, and Revere, due to transitional issues associated with transferring production to a third party supplier. The Company also encountered difficulties in implementing a new enterprise-wide computer system which restricted its ability to ship. As a result of these factors the Company made a decision to prioritize shipping capacity in favor of third party customers rather than the Company-owned factory stores. As a result the factory stores experienced severe out of stock conditions.

ASIA

    Despite the supply constraints noted above, 1999 sales in Asia far exceeded 1998. 1999 net sales to Asia were $45.7 million, an increase of $16.9 million over 1998 sales of $28.8 million. The significant improvement resulted primarily from the recovery of the Asian economies. The successful introduction of new Corelle-Registered Trademark- patterns and new distribution channels for CorningWare-Registered Trademark-, also contributed to the increased sales.

OTHER INTERNATIONAL

    1999 net sales for Other International were $35.1 million, a $2.8 million increase over 1998. The newly acquired EKCO business contributed $4.2 million. Absent the acquisitions, 1999 sales for Other International were $1.4 million lower than 1998. The reduction is also attributable to supply issues noted above and the economic weakness of the Latin America economy.

GROSS PROFIT

    Gross profit for 1999 was $209.2 million or 33.9% of net sales, compared to the 1998 gross profit of $183.1 million or 34.4% of net sales. On a pro forma basis, gross profit in 1999 was $271.7 million or 33.0% of sales, compared to $290.3 million in 1998, or 33.5% of sales. The decreased margin is primarily attributable to the significant reduction in higher margin factory store sales. As noted above, shipping and supply issues limited the amount of product allocated to the factory stores resulting in a substantial decrease in 1999 sales when compared to 1998. Additionally the shipping issues also resulted in service costs during the third and fourth quarters of 1999. The Company added additional shifts in its distribution center to re-establish the Company's ability to ship orders at pre-systems implementation levels. Unplanned sales allowances in the fourth quarter of 1999 also depressed gross margin percentages in 1999. The incremental costs were partially offset by improved manufacturing efficiencies and cost reductions achieved through the manufacturing rationalization announced in the first quarter of 1999 and discussed below.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses were $160.5 million in 1999, an increase of $13.6 million over the 1998 selling, general and administrative expenses of $146.9 million. The recently acquired EKCO and GHC businesses contributed $17.2 million to this increase and year 2000 remediation and the enterprise-wide system implementation added $3.6 million to the increase. This increase was partially offset by approximately $7.0 million in savings from a full year effect of the Company's independence from its prior owner, Corning Inc. Throughout 1999 the Company operated as an independent Company versus a wholly-owned subsidiary of Corning. In an independent state the Company was able to perform many of the administrative tasks previously performed by Corning at a significantly lower cost. The remaining fluctuation is attributable to increases in new product development costs.

RESTRUCTURING

    In the first quarter of 1999, the Company initiated a plan to restructure its manufacturing and supply organization as part of a program designed to reduce costs through elimination of under-utilized capacity, unprofitable product lines and increased utilization of the remaining facilities.

    The restructuring includes the discontinuation of the commercial tableware product line and closure of the related portion of the Company's manufacturing facility in Charleroi, Pennsylvania. In order to optimize the utilization of the Charleroi facility, the Company has moved Corelle-Registered Trademark- cup production to its Martinsburg, West Virginia facility and third party suppliers. In addition, the Company terminated its supply contract with Corning's Greenville, Ohio facility and Pyrex-Registered Trademark- production was consolidated at the Charleroi facility. Additionally, the Company has discontinued manufacturing and distributing rangetop cookware at its facility in Clinton, Illinois. Future supply of rangetop cookware will be sourced from third party manufacturers.

    The Company recorded a charge of $69.0 million to cover the cost of this reorganization. The majority of the charge related to asset disposals, however, cash charges are expected to approximate $15.2 million over the life of the plan. In the fourth quarter of 1999 the Company reversed $7.2 million of its original $76.2 million restructuring charge taken in the first quarter of 1999. The reversal results from an increase in the anticipated proceeds from the idle equipment, land and buildings, certain employee compensation arrangements and other exit costs.

    1998 restructuring reflects $4.8 million in charges relating to the consolidation and rationalization of Asian operations and the consolidation of U.S. and Canadian distribution facilities.

TRANSACTION AND INTEGRATION RELATED EXPENSES

    Transaction and integration related expenses were $9.2 million in 1999. These expenses primarily consist of legal fees, accounting and tax services, employee compensation arrangements and other benefits, facility consolidation and other integration costs.

    Transaction and integration related expenses of $28.9 million recorded in 1998 were associated with the Recapitalization. These costs primarily consist of cash and non-cash compensation, financing costs and other cash expenses.

OTHER, NET

    Other operating income was $2.9 million in 1999 compared to other operating expense of $0.9 million in 1998. The $3.8 million increase in income is primarily a result of a $3.5 million state grant. The remaining increase is a result of a $2.1 million increase in royalty income partially offset by the amortization of trademarks and goodwill resulting from the business combination.

OPERATING LOSS

    As a result of the factors discussed above, the company incurred an operating loss of $27.0 million in 1999 compared to an operating profit of $1.6 million in 1998. Excluding the impact of the restructuring, transaction and integration related expenses operating income increased by $15.9 million to $51.2 million in 1999 from $35.3 million in 1998. EKCO and GHC contributed
$12.8 million and $3.9 million, respectively.

NET INTEREST EXPENSE

    Interest expense increased $13.8 million to $48.1 million from $34.3 million in 1998. The increase is attributable to higher debt levels related to the acquisitions in 1999 and the timing of the Recapitalization related debt, which occurred on April 1, 1998.

INCOME TAX EXPENSE

    The $47.3 million income tax benefit results from the pre-tax loss and the reversal of a portion of the valuation reserve on the Company's deferred tax assets.

ADJUSTED EBITDA (EARNINGS BEFORE NET INTEREST EXPENSE, INCOME TAXES, DEPRECIATION AND AMORTIZATION, RESTRUCTURING EXPENSES, TRANSACTION AND INTEGRATION RELATED EXPENSES, MINORITY INTEREST AND EXTRAORDINARY CHARGE)

    Adjusted EBITDA increased by $16.9 million to $85.6 million in 1999 from $68.7 million in 1998. EKCO and GHC contributed $17.0 million and $5.1 million, respectively. The remaining fluctuation is explained above.

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

NET SALES

NORTH AMERICA

    North American sales for 1998 increased $6.7 million compared to 1997. This improvement was attributable to significantly higher shipments to mass merchants and increases in same store sales of company-operated outlet stores. The increase was partially offset by WKI's strategy of focusing on profitable products and customers, which reduced the number of products offered, and the number of customers serviced. The increase in shipments to mass merchants reflects improved allocations of shelf space at key customers as a result of stronger planograms (plan on which shelf space allocations are based) negotiated for 1998. Sales at company-operated outlet stores benefited from WKI's inventory reduction program in 1998 as special promotional prices on overstocks led to higher sales during 1998. WKI's efforts to focus on profitable accounts negatively impacted sales but improved gross profit margin.

ASIA

    Economic disruptions in Asia caused material declines in sales. Asian sales for 1998 were $37.8 million less than 1997. Although sales were materially lower than the prior year, the gap narrowed throughout the year. Asian sales for the first half of 1998 were 71% behind the same period in 1997, while the second half of the year was 55% behind the same period in 1997.

OTHER INTERNATIONAL

    Other international sales in 1998 were $8.7 million below 1997 levels. The reduction in sales is primarily a result of a significant decrease in sales to WKI's European distributor along with the currency impact of Asian economic disruptions on other Far Eastern operations.

GROSS PROFIT

    Gross profit as a percentage of net sales for 1998 was 34.4%, consistent with the 1997 gross profit percentage of 34.3%. WKI's strategy of focusing on profitable accounts offset (i) the decline in higher margin international sales,
(ii) the impact of an inventory reduction program implemented in 1998 and discussed below and (iii) a gross profit percentage reduction at company-operated outlet stores due to a reduction in prices of slower-moving items with the objective of reducing inventories. In the third quarter of 1998, WKI implemented an inventory reduction program by planned reduction in production at WKI's manufacturing facilities. The reduced production levels resulted in higher cost of sales due to the allocation of fixed costs over a smaller base of production. The longer-term effect of the program will be to reduce inventory carrying costs and improve cash flow. The gross profit percentages at company-operated outlet stores were negatively impacted by WKI's inventory reduction program. The inventory reduction program pushed a material amount of close-out inventories, sold at lower margins, through the company-operated outlet stores. The majority of the close-out activity occurred in 1998 and management does not expect the same level of activity in 1999.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES AND OTHER CORPORATE ADMINISTRATIVE EXPENSES

    In 1998, selling, general, and administrative expenses and other corporate administrative expenses decreased $8.8 million from 1997 levels. The decrease was primarily due to WKI's separation from Corning. WKI now operates as an independent company and performs many of the administrative tasks that were previously handled by Corning at a significantly lower cost. The decrease was partially offset by increases in company-operated outlet store expenses to support close-out programs. As a percentage of net sales, selling, general, and administrative and other corporate administrative expenses rose to 27.6% in 1998 from 27.2% in 1997 due to the decline in net sales.

RESTRUCTURING

    WKI is continuing its efforts to further reduce manufacturing, assembly, and distribution costs. As a result of this effort WKI recorded cash and non-cash restructuring charges of $4.8 million related to the consolidation and rationalization of Asian operations and the consolidation of Canadian and U.S. distribution facilities.

TRANSACTION AND INTEGRATION RELATED EXPENSES

    Transaction and integration related expenses of $28.9 million primarily consist of cash and non-cash compensation, financing costs and other cash expenses associated with the Recapitalization. In 1998, WKI recorded a charge of $28.9 million for certain cash and non-cash expenses, including $17.4 million of compensation payments reimbursed by Corning related to arrangements entered into by Corning with certain Corning employees who accepted employment with WKI. The remaining transaction and integration related expenses consisted of costs incurred in 1998 for fees and services related to the Recapitalization and the related financings.

OTHER, NET

    Other operating expense was $0.9 million in 1998 compared to $5.6 million in 1997. The decrease is attributable to the absences of acquisition related charges incurred in 1997.

OPERATING INCOME

    Total WKI operating income in 1998 was $1.6 million compared to $35.2 million in 1997, a decrease of $33.6 million. Operating income in North America increased by $20.3 million in 1998 as compared to 1997. As noted above the increase is due primarily to WKI's strategy of focusing its sales efforts on higher margin products and profitable customers while continuing to actively manage its product assortment, customer base and administrative cost savings. Operating income in North America also increased as a result of the separation from Corning. Prior to the Recapitalization, WKI received an allocation of corporate expenses from Corning, which was calculated as a percentage of budgeted sales per an agreement between both companies. Beginning April 1, 1998, WKI no longer received the allocation of corporate expenses from Corning. Charges for services previously performed by Corning are classified as selling, general, and administrative expenses in 1998. Charges for services continuing to be performed by Corning are based on WKI's transition services agreement with Corning. WKI has been able to significantly reduce costs performing many of the activities in house and by utilizing competitive rates in the transition services agreement.

    Asian and other international operating results for 1998 decreased
$20.3 million from 1997. Economic disruptions in Asia and throughout WKI's Far Eastern operations have had a material adverse effect on WKI's operations. Although WKI believes that such markets offer long term growth potential, the disruptions in the Asian economy have resulted in greater than anticipated sales reductions and production cut backs. Actions taken to consolidate and rationalize Asian operations resulted in the need for restructuring expenses that had the immediate effect of further depressing operating results. However, these actions taken by management are expected to improve future operating results by streamlining operations and reducing administrative expenses.

NET INTEREST EXPENSE

    Interest expense increased $25.8 million to $34.3 in 1998 from a 1997 total of $8.5 million. The increase is attributable to higher debt levels related to the Recapitalization, which occurred on April 1, 1998.

INCOME TAX EXPENSE

    WKI's effective tax rate varies between years due to certain tax adjustments, which were made as a result of the Recapitalization. For 1998, WKI recorded income tax expense of $0.9 million on net pretax losses of $32.7 million. Income tax expense for 1998 reflects certain non-deductible expenses relating to the Recapitalization and an increase to the valuation allowance for net operating loss carry forwards. The effective tax rate for 1997 was 48%. For periods prior to the Recapitalization, WKI was included in the consolidated federal income tax return filed by Corning and maintained a tax sharing arrangement with Corning which required WKI to compute the provision for income taxes on a separate return basis and pay to, or receive from, Corning the separate U.S. federal income tax return liability or benefit, if any.

ADJUSTED EBITDA (EARNINGS BEFORE NET INTEREST EXPENSE, INCOME TAXES, DEPRECIATION AND AMORTIZATION, RESTRUCTURING EXPENSES, TRANSACTION AND INTEGRATION RELATED EXPENSE, MINORITY INTEREST AND EXTRAORDINARY CHARGE)

    As a result of the factors discussed above, EBITDA decreased by $2.3 million to $68.7 million from $70.9 million in 1997.

LIQUIDITY AND CAPITAL RESOURCES

RECAPITALIZATION

    On March 2, 1998, Corning, Borden, the Company and CCPC Acquisition Co. entered into the Recapitalization Agreement, pursuant to which on April 1, 1998 CCPC Acquisition Co. acquired 92.0% of the outstanding shares of Common Stock of the Company from Corning for $110.4 million. The stock acquisition was financed by an equity investment in CCPC Acquisition Co. by BW Holdings, an affiliate of KKR and the parent Company of Borden and CCPC Acquisition Co. Pursuant to the Recapitalization Agreement, on the closing date prior to the consummation of the stock acquisition, the Company paid a cash dividend to Corning of $472.6 million. On July 10, 1998, post-closing adjustments to the cash dividend were agreed upon by the Company and Corning, and the Company distributed
$10.2 million to Corning. As a result of the Recapitalization, Corning continues to hold 8.0% of the outstanding shares of common stock.

ACQUISITIONS

    Effective September 13, 1999 and October 21, 1999 the Company acquired the outstanding stock of EKCO and GHC, respectively. The financial statements include the results of EKCO's and GHC's operations from the dates of the acquisitions.

    The Company acquired EKCO for approximately $229 million, including the assumption of $3.4 million in 9 1/4 series B senior notes due in 2006, $2.1 million of industrial revenue bonds and other debt and transaction fees. The Company financed this acquisition through the issuance of $150 million in common stock to the Company's parent and borrowings under the Company's existing credit facility.

    The Company acquired GHC for approximately $159 million, including the repayment of debt and transaction fees. The Company financed the acquisition through the issuance of $50 million in Junior Preferred Stock to an affiliate of the Company's parent and borrowings under the Company's existing revolving credit facilities. The addition of GHC expanded WKI's product offerings to include cutlery, precision cutting tools and innovative high quality kitchen and household tools.

    The acquisitions were accounted for under the purchase method of accounting. Accordingly, the purchase price of EKCO and GHC have been allocated to the assets acquired and liabilities assumed based on the fair values at the effective date of acquisition. Intangible assets, including goodwill and trademarks, associated with the purchase of EKCO and GHC are $170.4 million and $118.8 million, respectively. Goodwill relating to the acquisitions is being amortized over 40 years. Trademarks are being amortized over a period ranging from 20 to 35 years. The final allocation of the purchase price to the net assets acquired was not complete for either EKCO and GHC at December 31, 1999.

FINANCING ARRANGEMENTS

    The Company incurred substantial indebtedness as a result of the Recapitalization. On April 1, 1998, the Company entered into an interim financing agreement with Borden and BW Holdings, an affiliate of Borden, providing $471.6 million in financing at 9.5% maturing December 31, 1998. The interim financing was repaid in May 1998 with the proceeds of borrowings under senior credit facilities from a syndicate of banks and other financial institutions and the issuance of senior subordinated notes in a private placement. On October 23, 1998, the Company exchanged the privately placed senior subordinated notes for 9 5/8% Series B Senior Subordinated Notes due 2008 (the "Notes") which have been registered under the Securities Act.

    On October 25, 1999 the Company borrowed $71.5 million from an affiliate, Borden Inc., to assist in the financing of the acquisitions. On November 15, 1999 the Company added a term loan of $100 million to its senior credit facilities and used the proceeds. The proceeds of which were used to refinance the indebtedness, including that with Borden, incurred in connection with the acquisitions of EKCO and GHC, including indebtedness owed to Borden.

    The senior credit facilities provide term loans of $298.0 million and a revolving credit facility of up to $275.0 million of which $298.0 million and $175.0 million (including approximately $11.0 million of letter of credit) respectively, were outstanding at December 31, 1999. The senior credit facilities provide for nominal annual amortization of the term loans and final maturity in 2006 except for the additional $100.0 million term loan which matures in 2007. The senior credit facilities contain provisions under which interest rates on the term loans and the revolving credit loans are adjusted in increments based on the rate of consolidated total debt to adjusted cash flow. At December 31, 1999, the term loan rate was at 8.96% and the weighted average interest rate for the revolving credit facility was 8.79%. The commitments for revolving credit loans expire in 2005. The Company expects that its working capital needs and other requirements will require it to obtain replacement revolving credit facilities at that time. The 9 5/8% Series B Senior Subordinated Notes carry a principal amount of $200.0 million and mature in 2008. The Notes are subordinate and junior in right of payment to all existing and future senior indebtedness of the Company, including all indebtedness under the senior credit facilities.

    The obligations of the Company under the Notes and the indenture relating to the Notes have not been guaranteed by subsidiaries of the Company. The credit facilities contain numerous financial and operating covenants that will limit the discretion of the Company's management with respect to certain business matters. These covenants place significant restrictions on, among other things, the ability of the Company to incur additional indebtedness, pay dividends and other distributions, prepay subordinated indebtedness, enter into sale and leaseback transactions, create liens or other encumbrances, make capital expenditures, make certain investments or acquisitions, engage in certain transactions with affiliates, sell or otherwise dispose of assets and merge or consolidate with other entities and otherwise restrict corporate activities. In addition, the credit facilities also require the Company to meet certain financial ratios and tests including a ratio of debt to EBITDA and EBITDA to cash interest expense (where EBITDA represents adjusted cash flow as described more fully in the credit facilities). The credit facilities and the indenture contain customary events of default. The Company was in compliance with its covenants at December 31, 1999.

    In connection with the acquisition of EKCO the Company assumed $3.4 million in 9 1/4 series B senior notes and $2.1 million in industrial revenue bonds. With the exception of the asset sale covenant, each of the principal covenants in the senior notes relating to the EKCO senior notes are no longer in effect.

CASH FLOWS

1999

OPERATING ACTIVITIES

    In 1999, the Company's operating activities used cash of $32.4 million compared to a generation of $58.8 million during the same period in 1998. The decrease is primarily associated with cash charges related to the acquisitions including professional fees and compensation costs and cash spent on the manufacturing consolidation and rationalization project and enterprise-wide computer installation. In addition cash management activities deferred certain 1998 cash payments to 1999.

INVESTING ACTIVITIES

    Investing activities used cash of $421.5 million in 1999 compared to $23.2 million in 1998. The Company spent $228.0 million and $158.1 million on the acquisition of EKCO and GHC, net of cash acquired, respectively. In addition capital expenditures were $35.7 million, an increase of $12.5 million over the 1998 total of $23.2 million. EKCO and GHC contributed $3.8 million of capital expenditures in 1999. The remainder of the increase is attributable to the manufacturing consolidation and rationalization project and the implementation of the enterprise-wide computer system.

FINANCING ACTIVITIES

    Cash generated from financing activities was $453.2 million in 1999 compared to a use of $30.9 million in 1998. The fluctuation is entirely attributable to the acquisitions of EKCO and GHC. To finance the acquisitions the Company issued common stock of $150.0 million to its parent and junior preferred stock of $50.0 million to Borden. In addition the Company added a $100.0 million term loan to its credit facilities. The remainder of the acquisition, approximately $88 million, was funded through borrowings on the Company's revolving credit facility. The Company had approximately $100 million of borrowing capacity on its revolving line of credit at December, 31 1999.

1998

    Cash inflows generated from tightened cash management activities and the inventory reduction program were offset by the decline in sales and operating income as compared to 1997. In 1998 the Company's operating activities generated cash of $58.8 million compared to cash provided by operating activities of $67.4 million during the same period in 1997. Investing activities used cash of $23.2 million in 1998 compared to $26.2 million in 1997, due to lower capital expenditures in 1998. Net cash used in financing operating totaled
$30.9 million for 1998 compared to $45.0 million for the same period in 1997, due primarily to the transactions associated with the Recapitalization and the subsequent reduction in borrowing under the revolving credit facility with cash generated from operations.

    The Company anticipates capital expenditures to approximate $60.0 million in 2000.

    The Company may be required cash for a potential payment of up to $15.0 million to Corning in 2001 in the event the Company achieves certain cumulative gross margin levels for the three-year period ended December 31, 2000.

    The Company currently believes that cash flow from operating activities, together with borrowings available under the revolving credit facility, will be sufficient to fund the Company's currently anticipated working capital requirements, capital expenditures, interest payments and scheduled principal payments. Any future acquisitions, joint ventures or other similar transactions will likely require additional capital and there can be no assurance that any such capital will be available to the Company on acceptable terms or at all.

RESTRUCTURING

    In 1999 the Company initiated a plan to restructure its manufacturing and supply organization to reduce costs through the elimination of under-utilized capacity, unprofitable product lines and increased utilization of the remaining facilities. Management believes that the changes will improve the Company's ability to compete by opening up diverse sources of supply both in the United States and internationally.

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

    The cash and non-cash elements of the restructuring charge approximate $15.2 million and $53.8 million, respectively. The Company has spent
$10.2 million in cash on the program to date. The remaining cash charges will primarily be incurred in the first quarter of 2000.

RISK MANAGEMENT

    The Company primarily has market risk in the areas of foreign currency and fixed interest rate debt. The Company invoices most of its international sales in US dollars, minimizing the effect of foreign exchange gains or losses on its earnings. As a result, the Company foreign sales are affected by currency fluctuations verses US dollar invoicing.

    Currency exchange fluctuations significantly affect the Company's foreign sales and earnings. The strength of the U.S. dollar has increased, in 1999, and may in future periods, increase the effective price of the Company's products sold in U.S. dollars with the result of materially adversely affecting sales. The Company's costs are predominantly denominated in U.S. dollars. With respect to sales conducted in foreign currencies, increased strength of the U.S. dollar decreases the Company's reported revenues and margins in respect of such sales to the extent WKI is unable or determines not to increase local currency prices.

    At December 31, 1999, the Company had $207.8 million in fixed rate debt outstanding. The Company realizes gains and losses on these financial instruments as the market interest rates fluctuate. The fair value of the Company's fixed rate debt at December 31, 1999, was $217.5 million resulting from changes in market conditions, primarily interest rates.

    A summary of all the Company's outstanding debt is as follows. Fair values are determined from quoted market interest rates at December 31, 1999.

                                                     1999                                            1998
                                 ---------------------------------------------   ---------------------------------------------
                                                   WEIGHTED          FAIR                          WEIGHTED          FAIR
                                     DEBT           AVERAGE          VALUE           DEBT           AVERAGE          VALUE
YEAR                             (IN MILLIONS)   INTEREST RATE   (IN MILLIONS)   (IN MILLIONS)   INTEREST RATE   (IN MILLIONS)
----                             -------------   -------------   -------------   -------------   -------------   -------------
2000...........................     $  3,650          8.4%          $  3,650        $  2,545          6.6%          $  2,618
2001...........................        3,615          9.3%             3,648           2,563          6.6%             2,636
2002...........................        3,639          8.3%             3,674           2,579          6.6%             2,652
2003...........................        3,537          8.5%             3,571           2,477          6.7%             2,550
2004...........................        3,152          9.1%             3,186           2,152          6.7%             2,215
2005 and thereafter............      655,310          9.2%           668,451         423,794          9.5%           443,323
                                    --------                        --------        --------                        --------
                                    $672,903                         686,180         436,110                         455,984
Current Maturities.............       (3,650)                         (3,650)         (2,545)                         (2,618)
                                    --------                        --------        --------                        --------
                                    $669,253                        $682,530        $433,656                        $453,376
                                    ========                        ========        ========                        ========

IMPACT OF THE YEAR 2000 ISSUES:

    The Company completed its Year 2000 preparedness program on a timely basis. Costs to complete the program included investments in enterprise-wide information systems of approximately $19.3 million and an approximate
$1.1 million to make the remaining systems Year 2000 compliant. Since the rollover to January 1, 2000, the Year 2000 issue has not significantly impacted the operations or results of the Company, its suppliers or its customers. Although management cannot provide assurances regarding the impact of the Year 2000 issue on suppliers and customers, the potential future disruption caused by such parties, if any, are expected to be isolated and not materially impact the financial condition or results of the Company.

    Readers are cautioned that forward-looking statements contained in the Year 2000 Update should be read in conjunction with the disclosure under the heading:
"Forward-Looking and Cautionary Statements".

RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging

Activities." This standard required all derivatives be measured at fair value and recorded on a company's balance sheet as an asset or liability, depending upon the company's underlying rights or obligations associated with the derivative instrument. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133. "This statement defers the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company continues to investigate the impact of this pronouncement.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The factors discussed below, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report, including without limitation, in "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's related press releases and in oral statements made by authorized officers of the Company. When used in this report, any press release or oral statement, the words "looking forward," "estimate," "project," "anticipate," "expect," "intend," "believe" and similar expressions are intended to identify a forward-looking statement. Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond the Company's control) that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The forward-looking statements regarding such matters are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether actual results and developments will conform with the Company's expectations and predictions, however, is subject to a number of risks and uncertainties, in addition to the risk factors discussed above, including: integration of the Company's acquisitions of General Housewares Corp. and Ekco Group, Inc., failure to resolve system implementation issues, a global economic slowdown in any one, or all, of the Company's sales categories; loss of sales as the Company streamlines and focuses on strategic accounts; unpredictable difficulties or delays in the development of new product programs; increasing reliance on third party manufacturers, increased difficulties in obtaining a consistent supply of basic raw materials such as sand, soda ash, steel or copper and energy inputs such as electrical power or natural gas at stable pricing levels; development by the Company of an adequate administrative infrastructure; technological shifts away from the Company's technologies and core competencies; unforeseen interruptions to the Company's business with its largest customers resulting from, but not limited to, financial instabilities or inventory excesses; the effects of extreme changes in monetary and fiscal policies in the United States and abroad, including extreme currency fluctuations and unforeseen inflationary pressures such as those recently experienced by certain Asian economies; drastic and unforeseen price pressures on the Company's products or significant cost increases that cannot be recovered through price increases or productivity improvements; significant changes in interest rates or in the availability of financing for the Company or certain of its customers; loss of any material intellectual property rights; any difficulties in obtaining or retaining the management or other human resource competencies that the Company needs to achieve its business objectives; and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-K are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company and its subsidiaries or their business or operations.

ITEM 7A--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Refer to the "Risk Management" section included in Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   WKI HOLDING COMPANY, INC. AND SUBSIDIARIES
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           1999          1998          1997
                                                        -----------   -----------   -----------
Net sales.............................................  $   617,578   $   533,068   $   572,860
Cost of sales.........................................      408,414       349,953       376,304
Selling, general and administrative expenses..........      160,857       146,927       137,315
Other corporate administrative expenses...............           --            --        18,408
Provision for restructuring costs.....................       68,984         4,772            --
Transaction and integration related expenses..........        9,157        28,866            --
Other (income) expense, net...........................       (2,870)          926         5,629
                                                        -----------   -----------   -----------
Operating (loss) income...............................      (26,964)        1,624        35,204
Interest expense, net.................................       48,136        34,290         8,481
                                                        -----------   -----------   -----------
(Loss) income before taxes on income..................      (75,100)      (32,666)       26,723
Income tax (benefit) expense..........................      (47,254)          947        12,734
                                                        -----------   -----------   -----------
(Loss) income before minority interest................      (27,846)      (33,613)       13,989
Minority interest in (earnings) loss of subsidiary....         (212)          301          (295)
                                                        -----------   -----------   -----------
(Loss) income before extraordinary charge.............      (28,058)      (33,312)       13,694
Early extinguishments of debt, net of $4,298 tax
  benefit.............................................       (6,393)           --            --
                                                        -----------   -----------   -----------
Net (loss) income.....................................      (34,451)      (33,312)       13,694
Preferred stock dividends.............................       (5,648)       (2,782)           --
                                                        -----------   -----------   -----------
NET (LOSS) INCOME APPLICABLE TO COMMON STOCK..........  $   (40,099)  $   (36,094)  $    13,694
                                                        ===========   ===========   ===========
BASIC AND DILUTED (LOSS) EARNINGS BEFORE EXTRAORDINARY
  CHARGE PER COMMON SHARE.............................  $     (1.08)  $     (1.50)  $      0.57
                                                        ===========   ===========   ===========
BASIC AND DILUTED (LOSS) EARNINGS PER COMMON SHARE....  $     (1.29)  $     (1.50)  $      0.57
                                                        ===========   ===========   ===========
Weighted average number of common shares outstanding
  during the period...................................   31,142,857    24,000,000    24,000,000

        The accompanying notes are an integral part of these statements.

                          CONSOLIDATED BALANCE SHEETS

                   WKI HOLDING COMPANY, INC. AND SUBSIDIARIES
                                 (IN THOUSANDS)

                                                              DECEMBER 31, 1999   DECEMBER 31, 1998
                                                              -----------------   -----------------
                                              ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................      $   8,368           $   9,057
  Accounts receivable, net of allowances--$8,755 in 1999 and
    $11,172 in 1998.........................................        141,308              62,511
  Inventories:
    Finished and in-process goods...........................        195,200             113,690
    Raw materials and supplies..............................         27,411              18,345
  Deferred taxes on income..................................         25,303               8,181
  Other current assets......................................         20,816               7,412
                                                                  ---------           ---------
    Total current assets....................................        418,406             219,196
                                                                  ---------           ---------
OTHER ASSETS
  Deferred income taxes.....................................         23,583              40,867
  Other assets (net of accumulated amortization of $14,499
    in 1999 and $14,525 in 1998)............................         43,495              26,721
                                                                  ---------           ---------
                                                                     67,078              67,588
                                                                  ---------           ---------
PROPERTY AND EQUIPMENT
  Land......................................................          4,996               2,453
  Buildings and improvements................................         86,873              61,591
  Machinery and equipment...................................        303,949             282,807
                                                                  ---------           ---------
                                                                    395,818             346,851
  Less accumulated depreciation.............................       (241,788)           (205,449)
                                                                  ---------           ---------
                                                                    154,030             141,402
                                                                  ---------           ---------
INTANGIBLES
  Trademarks (net of accumulated amortization of $3,384 in
    1999 and $2,289
    in 1998)................................................        165,487               8,356
  Goodwill (net of accumulated amortization of $8,740 in
    1999 and $8,369 in 1998)................................        174,678              58,717
                                                                  ---------           ---------
                                                                    340,165              67,073
                                                                  ---------           ---------
TOTAL ASSETS................................................      $ 979,679           $ 495,259
                                                                  =========           =========

                          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
  Accounts payable..........................................      $  56,346              41,925
  Debt payable within one year..............................          3,650               3,986
  Other current liabilities.................................        111,800              58,413
                                                                  ---------           ---------
                                                                    171,796             104,324
                                                                  ---------           ---------
OTHER LIABILITIES
  Long-term debt............................................        669,253             433,656
  Non-pension post-retirement benefit obligations...........         37,113              31,432
  Other long-term liabilities...............................         15,090               5,344
                                                                  ---------           ---------
                                                                    721,456             470,432
                                                                  ---------           ---------
Commitments (Note 11)

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock--5,000,000 shares authorized; 3,200,000 and
  1,200,000 shares issued in 1999 and 1998, respectively....         88,430              32,782
Common Stock--$0.01 par value, 75,000,000 shares authorized;
  66,857,143 and 24,000,000 shares issued and outstanding in
  1999 and 1998, respectively...............................            669                 240
Contributed capital.........................................        603,226             453,655
Accumulated deficit.........................................       (604,112)           (564,013)
Accumulated other comprehensive income......................         (1,786)             (2,161)
                                                                  ---------           ---------
    Total stockholders' equity (deficit)....................         86,427             (79,497)
                                                                  ---------           ---------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)......      $ 979,679           $ 495,259
                                                                  =========           =========

        The accompanying notes are an integral part of these statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                   WKI HOLDING COMPANY, INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net (loss) income...........................................  $(34,451)  $(33,312)  $13,694
Adjustments to reconcile net (loss) income to net cash
  provided by operating activities:
  Depreciation and amortization.............................    34,398     33,392    35,706
  Amortization of deferred financing fees...................     1,744      3,214        --
  Minority interest in (earnings) losses of subsidiary......       211       (301)      295
  Loss on disposition of plant and equipment................        --        791     1,596
  Deferred tax provision....................................   (49,418)     2,329     5,562
  Provision for restructuring costs, net of cash paid.......    58,800      4,281        --
  Provision for postretirement benefits, net of cash paid...     3,125      4,438     3,274
  Change in accounting for inventories......................        --         --      (656)
Changes in operating assets and liabilities:
  Accounts receivable.......................................   (20,409)     9,920    12,084
  Inventories...............................................     3,754      1,082    (1,843)
  Prepaid expenses and other current assets.................   (13,002)    (2,202)    2,159
  Accounts payable and accrued expenses.....................    (6,019)    29,174    (4,072)
  Other assets/liabilities..................................   (11,129)     6,035      (380)
                                                              --------   --------   -------
    NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES.....   (32,396)    58,841    67,419
                                                              --------   --------   -------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to property and equipment and other assets......   (35,694)   (23,237)  (28,600)
  Acquisition of businesses, net of cash acquired...........  (385,815)        --        --
  Other, net................................................        --         --     2,392
                                                              --------   --------   -------
    NET CASH USED IN INVESTING ACTIVITIES...................  (421,509)   (23,237)  (26,208)
                                                              --------   --------   -------
CASH FLOWS USED IN FINANCING ACTIVITIES:
  Issuance of long-term debt................................   100,000    400,000        --
  Borrowing on revolving credit facility....................   160,344     27,177        --
  Borrowing from affiliate..................................    71,500         --        --
  Payments to affiliate.....................................   (71,500)        --        --
  Repayment of long-term debt, other than revolving credit
    facility................................................    (4,031)    (1,806)   (5,189)
  Interim financing.........................................        --    471,600        --
  Repayment of interim financing............................        --   (471,600)       --
  Dividend to Corning Incorporated..........................        --   (482,760)       --
  Decrease in net amounts due to Corning Incorporated.......        --    (87,142)  (40,178)
  Shareholder capital (distribution) contribution...........        --    100,736       410
  Issuance of preferred stock...............................    50,000     30,000        --
  Issuance of common stock..................................   150,000        240        --
  Deferred financing fees...................................    (3,097)   (17,337)       --
                                                              --------   --------   -------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.....   453,216    (30,892)  (44,957)
                                                              --------   --------   -------
Net change in cash and cash equivalents.....................      (689)     4,712    (3,746)
Cash and cash equivalents at beginning of year..............     9,057      4,345     8,091
                                                              --------   --------   -------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $  8,368   $  9,057   $ 4,345
                                                              ========   ========   =======

        The accompanying notes are an integral part of these statements.

                   WKI HOLDING COMPANY, INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
SUPPLEMENTAL DATA:
Cash paid during the year for:
  Income taxes, net.........................................  $  4,290   $    850   $   380
  Interest..................................................    41,099     32,860     8,283
Details of acquisition:
  Fair value of assets......................................   525,851         --        --
  Liabilities...............................................   138,130         --        --
                                                              --------   --------   -------
  Cash paid.................................................   387,721         --        --
  Less: cash acquired.......................................     1,906         --        --
                                                              --------   --------   -------
Net cash paid for acquisitions..............................   385,815         --        --
  Non-cash activity:
  Net increase to deferred taxes resulting from the
    Recapitalization........................................        --     13,471        --
  Adjustment to postretirement liability for amounts assumed
    by Corning..............................................        --     31,998        --
  Adjustment to pension liability for amounts assumed by
    Corning.................................................        --     17,669        --
  Adjustment to accounts payable for liabilities retained by
    Corning.................................................        --      7,913        --
  Preferred stock dividends.................................  $  5,648   $  2,782   $    --

        The accompanying notes are an integral part of these statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                   WKI HOLDING COMPANY, INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)

                                                                                        ACCUMULATED        TOTAL
                                                                                           OTHER       STOCKHOLDERS'
                                    PREFERRED    COMMON    CONTRIBUTED   ACCUMULATED   COMPREHENSIVE     (DEFICIT)
                                      STOCK      STOCK       CAPITAL       DEFICIT        INCOME          EQUITY
                                    ---------   --------   -----------   -----------   -------------   -------------
Balance, December 31, 1996........   $    --      $ --       $273,660     $ (58,853)      $  (794)       $214,013

Net income........................                                           13,694                        13,694
Foreign currency translation
  adjustment, net of tax..........                                                         (1,004)         (1,004)
                                                                                                         --------
Total comprehensive income........                                                                         12,690
Capital contribution..............                                410                                         410
                                     -------      ----       --------     ---------       -------        --------
Balance, December 31, 1997........   $    --      $ --       $274,070     $ (45,159)      $(1,798)       $227,113

Net loss..........................                                          (33,312)                      (33,312)
Foreign currency translation
  adjustment, net of tax..........                                                           (363)           (363)
                                                                                                         --------
Total comprehensive income........                                                                        (33,675)
24,000-for-one stock split........                                                                             --
Issuance of preferred stock.......    30,000       240           (240)                                     30,000
Preferred stock dividends.........     2,782                                 (2,782)                           --
Capital contribution..............                            179,825                                     179,825
Dividend to Corning
  Incorporated....................                                         (482,760)                     (482,760)
                                     -------      ----       --------     ---------       -------        --------
Balance, December 31, 1998........   $32,782      $240       $453,655     $(564,013)      $(2,161)       $(79,497)

Net loss..........................                                          (34,451)                      (34,451)
Foreign currency translation
  adjustment, net of tax..........                                                            375             375
                                                                                                         --------
Total comprehensive income........                                                                        (34,076)
Issuance of common stock..........                 429        149,571                                     150,000
Issuance of preferred stock.......    50,000                                                               50,000
Preferred stock dividends.........     5,648                                 (5,648)
                                     -------      ----       --------     ---------       -------        --------
Balance, December 31, 1999........   $88,430      $669       $603,226     $(604,112)      $(1,786)       $ 86,427
                                     =======      ====       ========     =========       =======        ========

        The accompanying notes are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   WKI HOLDING COMPANY, INC. AND SUBSIDIARIES

(1) NATURE OF OPERATIONS AND BASIS OF PRESENTATION

    WKI Holding Company, Inc. and subsidiaries (formerly known as CCPC Holding Company, Inc.), (the Company or WKI) is a leading manufacturer and marketer of housewares, including bakeware, dinnerware, rangetop cookware, kitchen and household products, cleaning products, cutlery and precision cutting tools. The Company believes that its brands, including Corningware-Registered Trademark-, Pyrex-Registered Trademark-, Corelle-Registered Trademark-, Revere Ware-Registered Trademark-, Visions-Registered Trademark-,
EKCO-Registered Trademark-, Via-Registered Trademark-, Baker's Secret-Registered Trademark-, Chicago Cutlery-Registered Trademark-, Clean Results-Registered Trademark-, OLO-Registered Trademark-,
OXO-Registered Trademark- and Grilla Gear-Registered Trademark- constitute one of the broadest and best recognized collection of brands in the housewares industry.

    Effective April 1, 1998, the Company was no longer a wholly-owned subsidiary of Corning Inc. (Corning). The consolidated balance sheet at December 31, 1999 and 1998, the consolidated statements of operations for the years ended
December 31, 1999 and 1998, and the consolidated statements of cash flows for the years ended December 31, 1999 and 1998, reflect the Recapitalization (see
Note 3). The consolidated statement of operations and the consolidated statement of cash flows for the year ended December 31, 1997 presents the Company as a wholly-owned subsidiary of Corning Incorporated (Corning) prior to the Recapitalization.

    Effective September 13, 1999 and October 21, 1999 the Company acquired the outstanding stock of The Ekco Group Inc. (EKCO) and General Housewares Corp.
(GHC), respectively. The acquisitions were accounted for under the purchase method of accounting and the 1999 financial statements include the results of EKCO's and GHC's operations from the date of the acquisitions (see Note 4).

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The consolidated financial statements were prepared in accordance with generally accepted accounting principles, the most significant of which include:

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of all entities controlled by the Company. All significant intercompany accounts and transactions are eliminated. Certain subsidiaries of the Company were consolidated at dates up to one month earlier than the consolidated financial statements.

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

                   WKI HOLDING COMPANY, INC. AND SUBSIDIARIES

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
CASH EQUIVALENTS

    Cash equivalents consist of government securities with original maturities of three months or less.

INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out) or market. Effective April 1, 1998, the Company changed its method of determining the cost of inventories from the LIFO method to the FIFO method for the predominant portion of its inventories. The Company believes that the change to the FIFO method is preferable because of planned inventory reductions, recent historical and forecasted low inflation, and because it better reflects current inventory values. All previously reported results have been restated to reflect the retroactive application of this accounting change as required by generally accepted accounting principles. The impact of the accounting change increased cost of sales for 1998 by $176 or $0.01 per share. Net income previously reported for 1997 was increased by $656 or $0.03 per share.

PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost. Depreciation is calculated using straight-line and accelerated methods based on the estimated useful lives of the assets as follows: buildings and improvements, 8-30 years; equipment 3-25 years; and leasehold improvements, over the lease periods.

TRADEMARKS AND GOODWILL

    The cost of trademarks and goodwill represents the excess of cost over identifiable net assets of businesses acquired. Trademarks are amortized over their estimated economic useful lives, which range from 20 to 35 years. The amortization period assigned to goodwill is 40 years.

IMPAIRMENT ACCOUNTING

    The Company reviews the recoverability of its long-lived assets, including goodwill and other intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the Company's ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If the expected undiscounted pre-tax cash flows are less than the carrying value of such assets, an impairment loss is realized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to make estimates of expected future cash flows related to long-lived assets. It is at least reasonably possible that future events or circumstances could cause these estimates to change.

STOCK BASED COMPENSATION

    Certain employees of the Company participate in the stock compensation plans of Corning. The Company accounts for compensation cost under these plans using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." Compensation expense is recorded for awards of shares over the period earned. During 1996, the Company adopted the disclosure provisions of Statement of Financial Accounting Standards

                   WKI HOLDING COMPANY, INC. AND SUBSIDIARIES

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
No. 123 "Accounting for Stock-Based Compensation" which defines a fair value-based method of accounting for stock-based compensation.

REVENUE RECOGNITION

    Revenues are recognized when products are shipped.

ADVERTISING AND PROMOTION COSTS

    Production costs of future media advertising are deferred until the advertising first occurs. All other advertising costs are expensed when incurred. Cooperative advertising is generally expensed ratably over the year in relation to revenues or other performance measured. Cooperative advertising is recorded in the financial statements as a reduction of sales because it is viewed as part of the negotiated price of its products. All other advertising costs are charged to selling, general and administrative expenses.

INCOME TAXES

    The Company uses the asset and liability approach to account for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

DERIVATIVE FINANCIAL INSTRUMENTS

    The Company primarily uses two types of derivatives: interest rate swaps (which effectively convert a portion of the Company's variable rate obligations to fixed) and forward exchange contracts (which reduce the Company's cash flow exposure to changes in foreign exchanges rates). The Company enters into interest rate swaps to lower funding costs or to alter interest rate exposures between fixed and floating rates on long-term debt. Under interest rate swaps, the Company agrees with other parties to exchange, at specific intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional principal amount. Interest rate swaps that are in excess of outstanding obligations are marked to market through other income and expenses. At December 31, 1999, the Company had a $15.0 million notional amount interest rate swap outstanding and was receiving a weighted average variable base rate of 5.7% and paying a fixed base rate of 6.3%. 1999 interest expense increased by less than $0.1 million as a result of the swap. A 1% increase in market interest rates would result in $0.3 million increase in the fair value of the interest rate swap. A 1% decline in the interest rates would result in a $0.3 million decrease in the fair value of the interest rate swap. The fair values of forward exchange contracts that hedge firm third party commitments are deferred and recognized in income currently and offset gains and losses of transaction being hedged. There were no forward exchange contracts outstanding at December 31, 1999.

                   WKI HOLDING COMPANY, INC. AND SUBSIDIARIES

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
EARNINGS PER SHARE

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

CAPITALIZED COMPUTER SOFTWARE COSTS

    Capitalized computer software costs, included in other assets, consist of costs to purchase and develop software. The Company capitalizes internally developed software costs based on a project-by-project analysis of each project's significance to the Company and its estimated useful life. All capitalized software costs are amortized on a straight-line basis over a period between three and seven years.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The fair value of financial instruments is determined by reference to various market data and other valuation techniques, as appropriate. Unless otherwise disclosed, the fair value of short-term instruments approximates their recorded values due to the nature of the instruments.

RECLASSIFICATIONS

    Certain 1998 and 1997 amounts have been reclassified to conform with 1999 presentation.

RECENTLY ISSUED ACCOUNTING STATEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard requires all derivatives be measured at fair value and recorded on a company's balance sheet as an asset or liability, depending upon the company's underlying rights or obligations associated with the derivative instruments. The Company continues to investigate the impact of this pronouncement. In June 1999, the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." This statement defers the effective date of statement No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company plans to implement Statement No. 133 January 1, 2001.

    Also in 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires the cost of opening a new facility, introducing a new product or service, conducting business in a new market, or similar start-up activities to be expensed as incurred. Amounts previously capitalized should be expensed and reported as a cumulative effect of a change in accounting principle in the year of adoption. Adoption of SOP 98-5 had no impact on the Company.

                   WKI HOLDING COMPANY, INC. AND SUBSIDIARIES

(3) RECAPITALIZATION

    On March 2, 1998, Corning, the Company, Borden Inc. (Borden), and CCPC Acquisition Corp. entered into a Recapitalization Agreement.

    On March 16, 1998, the Company's board of directors approved a 24,000-for-1 common stock split. This increased the common shares outstanding from 1,000 to 24,000,000. In addition, the Board of Directors approved an increase in the number of authorized shares from 1,000 to 45,000,000 and established a par value of $0.01 per share. Share amounts have been restated for all periods presented.

    On April 1, 1998, pursuant to the Recapitalization Agreement, CCPC Acquisition Corp. acquired 22,080,000, or 92%, of the outstanding shares of common stock of the Company from Corning for $110.4 million. The Company then borrowed $471.6 million and paid a cash dividend to Corning of $472.6 million. Corning retained 1,920,000, or 8%, of the outstanding shares of common stock of the Company. Also on April 1, 1998, the Company issued and sold 1,200,000 shares of junior preferred stock to CCPC Acquisition Corp. for $30.0 million. The Company paid an additional $10.2 million to Corning in July 1998 relating to certain provisions of the Recapitalization Agreement.

(4) ACQUISITIONS

    Effective September 13, 1999 and October 21, 1999 the company acquired the outstanding stock of EKCO and GHC, respectively. The financial statements include the results of EKCO's and GHC's operations from the date of the acquisitions.

    The Company acquired EKCO for approximately $229 million, including the assumption of $3.4 million in 9 1/4 series B senior notes due in 2006, $2.1 million of industrial revenue bonds and other debt and transaction fees. The Company financed this acquisition through the issuance of $150 million in common stock from the Company's parent, $71.5 million short term borrowing from an affiliate of the Company's parent and borrowing under the Company's existing credit facility.

    The Company acquired GHC for approximately $159 million, including the repayment of debt and transaction fees. The Company financed the acquisition through the issuance of $50 million in Junior Preferred Stock to an affiliate of the Company's parent and borrowings under the Company's existing revolving credit facilities. The addition of GHC expanded WKI's product offerings to include cutlery, precision cutting tools and innovative high quality kitchen and household tools.

    The acquisitions were accounted for under the purchase method of accounting. Accordingly, the purchase prices have been allocated to the assets acquired and liabilities assumed based on the fair values at the dates of acquisition. Intangible assets including goodwill and trademarks associated with the purchase of EKCO and GHC are $170.4 million and $118.9 million, respectively, and are being amortized over 40 years. Trademarks associated with the purchase of EKCO and GHC are $90.1 million and $68.7 million, respectively, and are being amortized over periods ranging from 20 to 35 years. The final allocation of the purchase price to the net assets acquired is not complete for both EKCO and GHC at December 31, 1999.

                   WKI HOLDING COMPANY, INC. AND SUBSIDIARIES

(4) ACQUISITIONS (CONTINUED)
    The following unaudited pro forma results of operations give effect to the EKCO and GHC acquisitions as if they had occurred on January 1, 1998.

                                                          (IN THOUSANDS, EXCEPT
                                                           PER SHARE AMOUNTS)
                                                               (UNAUDITED)
                                                          ---------------------
                                                            1999        1998
                                                          ---------   ---------
Net sales...............................................  $823,674    $865,888
Loss before extraordinary losses........................   (47,897)    (54,711)
Net loss applicable to common stock.....................   (68,046)    (65,927)
Earnings per share before extraordinary losses..........     (0.72)      (0.82)
Earnings per share after extraordinary losses...........     (1.02)      (0.99)

    The pro forma information provided does not purport to be indicative of actual results of operations if the EKCO and GHC acquisitions had occurred on January 1, 1998, and is not intended to be indicative of future results or trends.

(5) SIGNIFICANT CUSTOMER

    For the years ended December 31, 1999, 1998 and 1997, approximately 16%, 15% and 12% respectively of WKI's gross sales were to one customer, Wal-Mart Stores, Inc. The aggregate accounts receivable balance at December 31, 1999 and 1998 related to Wal-Mart was approximately $25 million and $9.5 million, respectively.

(6) SUPPLEMENTAL BALANCE SHEET DATA

OTHER CURRENT LIABILITIES

                                                              DECEMBER 31,
                                                           -------------------
                                                             1999       1998
                                                           --------   --------
Wages and employee benefits..............................  $ 30,935   $22,954
Accrued advertising and promotion........................    21,884    13,363
Accrued interest.........................................    10,063     3,410
Other accrued expenses...................................    48,918    18,363
                                                           --------   -------
                                                           $111,800   $58,090
                                                           ========   =======

                   WKI HOLDING COMPANY, INC. AND SUBSIDIARIES

(7) SUPPLEMENTAL INCOME STATEMENT DATA

                                                      YEAR ENDED DECEMBER 31,
                                                   ------------------------------
                                                     1999       1998       1997
                                                   --------   --------   --------
Interest income..................................  $   (77)   $  (291)   $  (493)
Interest expense incurred........................   48,724     35,287      9,914
Interest capitalized.............................     (511)      (706)      (940)
                                                   -------    -------    -------
Interest expense, net............................  $48,136    $34,290    $ 8,481
                                                   =======    =======    =======
Advertising and promotion expenses...............  $13,355    $ 9,963    $11,794
                                                   =======    =======    =======
Research and development expenses................  $   555    $   411    $   380
                                                   =======    =======    =======

(8) RELATED PARTY TRANSACTIONS

    The following transactions with Corning and Borden, Inc. (Borden) are included in the consolidated statements of operations for the years ended December 31, 1999, 1998, and 1997:

                                                       YEAR ENDED DECEMBER 31,
                                                    ------------------------------
                                                      1999       1998       1997
                                                    --------   --------   --------
Centralized services..............................   $7,210    $14,194    $19,201
Other corporate administrative expenses...........       --         --     18,408
Interest income from Corning......................       --         --        323
Interest expense to Corning.......................       --      1,296      7,833
Interest expense to Borden and an affiliate.......      358      2,368         --
Commission expense................................       --          1        731
Management fees to Corning........................       --        437         --
Management fees to Borden.........................    1,500      1,125         --

    Corning provided certain administrative and operating support (reflected above as centralized services) including financial services, information systems support, risk management, purchasing, transportation, benefit plans administration, and engineering services. Prior to the Recapitalization, WKI was charged for this support using various allocation bases including number of employees, related payroll costs, and direct efforts expended. These costs, which are included in cost of sales and selling, general, and administrative expenses are currently charged to WKI by Corning under a transition services agreement using negotiated rates agreed upon by the management of WKI. Management believes that the methodology used to allocate the costs is reasonable, but may not necessarily be indicative of the costs that would have been incurred had these functions been performed by WKI.

    Other corporate administrative expenses related to certain corporate oversight costs such as tax, treasury, legal, and technical support are provided by Corning to WKI. WKI is developing its administrative infrastructure and certain of these functions have been and will be assumed by WKI or performed by third parties. In 1998 WKI performed many of the administrative services (which are included in selling, general and administrative expenses following the Recapitalization) at a lower cost than charged by Corning. The Company has developed its administrative infrastructure and has

                   WKI HOLDING COMPANY, INC. AND SUBSIDIARIES

(8) RELATED PARTY TRANSACTIONS (CONTINUED) assumed or outsourced to third parties, essentially all of these functions previously performed by Corning as of December 31, 1999.

    Prior to the Recapitalization, amounts due to and from Corning resulting from intercompany transactions carried interest at a rate based on the 30-day London Interbank Offered Rate (LIBOR) plus 3/8%.

    The 1999 interest expense due to Borden related to short term interim financing of $71.5 million at 9.4%, which was borrowed and repaid in the fourth quarter of 1999.

    The 1998 interest expense due to Borden and affiliates related to interim financing of $471 million at 9.5% which was borrowed and repaid during the second quarter of 1998.

    Prior to the Recapitalization, sales were made by WKI to certain Corning subsidiaries which subsequently resold the products to third parties. WKI paid these subsidiaries a sales commission for sales made on WKI's behalf. In addition, Corning utilized the WKI Canada operations as a sales office and paid commissions on Corning sales generated.

    In the first quarter of 1998, prior to the Recapitalization, WKI paid Corning $0.4 million in management fees.

    The Company paid Borden a management fee at an annual rate of $1.5 million for the period April 1, 1998 through December 31, 1999. Effective January 1, 2000 the Borden management fee increased to $2.5 million annually.

(9) STOCKHOLDERS' EQUITY (DEFICIT)

1998

    On March 2, 1998, Corning, WKI, Borden, and CCPC Acquisition Corp. entered into a Recapitalization Agreement. On March 16, 1998, the WKI board of directors approved a 24,000-for-1 common stock split. This increased the common shares outstanding from 1,000 to 24,000,000. In addition, the Board of Directors approved an increase in the number of authorized shares from 1,000 to 45,000,000 and established a par value of $0.01 per share. Share amounts have been restated for all periods presented.

    On April 1, 1998, pursuant to the Recapitalization Agreement, CCPC Acquisition Corp. acquired 22,080,000, or 92%, of the outstanding shares of common stock of WKI from Corning for $110.4 million. Also on April 1, 1998, WKI issued and sold 1,200,000 shares of Junior Preferred Stock to CCPC Acquisition Corp. for $30.0 million. WKI then borrowed $471.6 million and paid a cash dividend to Corning of $472.6 million. Corning retained 1,920,000, or 8%, of the outstanding shares of common stock of WKI. WKI paid an additional $10.2 million dividend to Corning in July 1998 relating to certain provisions of the Recapitalization Agreement.

    As a result of the Recapitalization, contributed capital increased by $179.8 million. The net capital contribution consisted of the assumption of certain indebtedness, certain post-retirement medical and life insurance liabilities, certain pension liabilities, workers' compensation, and product liability obligations by Corning.

                   WKI HOLDING COMPANY, INC. AND SUBSIDIARIES

(9) STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
    WKI has authorized for issuance 5,000,000 shares of preferred stock with a $25.00 par value. At December 31, 1998, 1,200,000 shares of preferred stock were outstanding. The preferred stock has a liquidation preference of $25.00 per share plus accumulated dividends, is senior to all common stock, and carries no voting or conversion rights. Holders of preferred stock are entitled to receive cumulative dividends at the rate of $0.75 per share per calendar quarter which may be paid in cash, additional shares of preferred stock, or in a combination thereof. WKI declared $2.8 million of preferred stock dividends in 1998. There were no preferred dividends paid in 1998.

1999

    In the fourth quarter of 1999 the WKI board of directors approved an increase to the number of common shares authorized from 45,000,000 to 75,000,000.

    To finance the acquisition of EKCO and GHC the Company issued 42,857,143 additional shares of common stock in the fourth quarter of 1999. The $0.01 par value common shares were issued at $3.50 to CCPC Acquisition Corp., the Company's parent, amounting to proceeds of $150 million on the issuance. At December 31, 1999 the Company had 66,857,143 shares of common stock outstanding.

    Also in the fourth quarter, the Company issued $50 million in Junior Preferred Stock to Borden. The Junior Preferred Stock consists of two million shares with each share having a liquidation preference of $25.00. The Junior Preferred Stock provides for the payment of cash dividends of $1.00 per share per quarter if declared by the Company and if certain financial ratios are satisfied. At December 31, 1999 the Company had 3,200,000 shares of preferred stock outstanding and had declared $5.6 million in preferred stock dividends, none of which was paid in cash.

                   WKI HOLDING COMPANY, INC. AND SUBSIDIARIES

(10) BORROWINGS

    Debt outstanding at December 31, 1999 and 1998 is as follows:

                                                               1999                     1998
                                                      ----------------------   ----------------------
                                                                  DUE WITHIN               DUE WITHIN
                                                      LONG-TERM    ONE YEAR    LONG-TERM    ONE YEAR
                                                      ---------   ----------   ---------   ----------
Senior credit facility, term loans at an average
 rate of 8.96% and 7.63%. $198,000 due 2006,
 $100,000 due 2007.................................   $295,000      $3,000     $198,000      $2,000

Senior credit facility, revolving line of credit,
 at an average rate of 8.79% and 8.12% due 2005....    164,000          --       29,400          --

9 5/8% Series B Senior Subordinated Notes due
 2008..............................................    200,000          --      200,000          --

9 1/4% Senior Series B Subordinated Notes due
 2006..............................................      2,962          --           --          --

Industrial Revenue Bonds (at an average rate of
 5.5% and 4.0%)....................................      7,259         541        6,256       1,104

Other international debt...........................         32         109           --         882
                                                      --------      ------     --------      ------

Total debt.........................................   $669,253      $3,650     $433,656      $3,986
                                                      ========      ======     ========      ======

    The Company incurred substantial indebtedness as a result of the Recapitalization. On April 1, 1998, the Company entered into an interim financing agreement with Borden and BW Holdings, an affiliate of Borden, providing $471.6 million in financing at 9.5% maturing December 31, 1998. The interim financing was repaid in May 1998 with the proceeds of borrowings under senior credit facilities from a syndicate of banks and other financial institutions and the issuance of senior subordinated notes in a private placement. On October 23, 1998, the Company exchanged the privately placed senior subordinated notes for 9 5/8% Series B Senior Subordinated Notes due 2008 (the "Notes") which have been registered under the Securities Act.

    On October 25, 1999 the Company borrowed $71.5 million from an affiliate, Borden to assist in the financing of the acquisitions. On November 15, 1999 the Company added a term loan of $100 million to its senior credit facilities. The proceeds of which were used to refinance the indebtedness, including that with Borden, incurred in connection with the acquisitions of EKCO and GHC.

    The senior credit facilities provide term loans of $298.0 million and a revolving credit facility of up to $275.0 million of which $298.0 million and $164.0 million respectively, were outstanding at December 31, 1999. The senior credit facilities provide for nominal annual amortization of the term loans and final maturity in 2006 except for the additional $100.0 million loan which matures in 2007. The senior credit facilities contain provisions under which interest rates on the term loans and the revolving credit loans are adjusted in increments based on the percentage of consolidated total debt to adjusted cash flow.

    The obligations of the Company under the Notes and the indenture relating to the Notes have not been guaranteed by subsidiaries of the Company. The credit facilities contain numerous financial and operating covenants that will limit the discretion of the Company's management with respect to certain business matters. These covenants place significant restrictions on, among other things, the ability of

                   WKI HOLDING COMPANY, INC. AND SUBSIDIARIES

(10) BORROWINGS (CONTINUED)
the Company to incur additional indebtedness, pay dividends and other distributions, prepay subordinated indebtedness, enter into sale and leaseback transactions, create liens or other encumbrances, make capital expenditures, make certain investments or acquisitions, engage in certain transactions with affiliates, sell or otherwise dispose of assets and merge or consolidate with other entities and otherwise restrict corporate activities. The credit facilities also require the Company to meet certain financial ratios and tests. The credit facilities and the indenture contain customary events of default. In addition, the credit facilities also require the Company to meet certain financial ratios and tests including a ratio of debt to EBITDA and EBITDA to cash interest expense (where EBITDA represents adjusted cash flow as described more fully in the credit facilities). The Company was in compliance with its covenants at December 31, 1999.

    In connection with the acquisition of EKCO, the Company assumed
$3.4 million in 9 1/4 series B senior notes and $2.1 million in industrial revenue bonds. At December 31, 1999 the balance of the EKCO 9 1/4 series B senior notes and industrial revenue bonds were $3.0 million and $1.6 million, respectively. With the exception of the asset sale covenant each of the principal covenants in the senior notes relating to the EKCO senior notes are no longer in effect.

    Long-term debt maturing in each of the years subsequent to December 31, 1999 is as follows:

2000........................................................  $  3,650
2001........................................................     3,615
2002........................................................     3,639
2003........................................................     3,537
2004........................................................     3,152
2005--2008..................................................   655,310
                                                              --------
                                                              $672,903
Less: current maturities....................................    (3,650)
                                                              --------
                                                              $669,253
                                                              ========

    Based on borrowing rates currently available to WKI for loans with similar terms and maturities, the fair value of loans payable beyond one year was $682.5 million at December 31, 1999.

(11) COMMITMENTS

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

                   WKI HOLDING COMPANY, INC. AND SUBSIDIARIES

(11) COMMITMENTS (CONTINUED)
    WKI is a party to certain non-cancelable lease agreements, which expire at various dates through 2009. Minimum rental commitments outstanding at December 31, 1999 are as follows:

2000........................................................  $ 8,621
2001........................................................    7,271
2002........................................................    5,173
2003........................................................    2,551
2004........................................................    1,893
2005 and thereafter.........................................    4,454
                                                              -------
Net minimum lease commitments...............................  $29,963
                                                              =======

    Rental expense was $27.0 million, $25.0 million, and $24.0 million for the years ended December 31, 1999, 1998, and 1997, respectively.

(12) EMPLOYEE RETIREMENT PLANS

    Prior to the Recapitalization, the majority of the Company's U.S. workforce participated in Corning's employee benefit plans, including Corning's North American defined-benefit pension plan and Corning's postretirement medical and life insurance benefit plan. As a result of the Recapitalization, all pension liabilities and related pension plan assets at April 1, 1998, with the exception of those related to a separate pension plan at one of the Company's manufacturing facilities, were transferred to Corning. In addition, all postretirement benefit liabilities for retirees and active employees that were eligible to retire at April 1, 1998 were also transferred to Corning. Subsequent to the Recapitalization, the Company established its own pension and postretirement plans that provide benefits which are substantially similar in economic value to those provided by Corning.

    The Company also has defined-benefit pension plans for its employees at certain wholly-owned subsidiaries.

    Borden maintains a non-qualified Supplemental Pension Plan (the "Supplemental Plan"), pursuant to which it will pay to certain executives, including each of the named executive officers, amounts approximately equal to the difference between the benefits provided for under the WKI Pension Plan and benefits which would have been provided thereunder but for limitations on benefits which may be provided under tax-qualified plans, as set forth in the Internal Revenue Code.

    Certain of the Company's employees also participate in a Borden sponsored retirement savings plan. Charges to WKI's operations for matching contributions in 1999, 1998, and 1997 amounted to $3.0 million, $2.2 million, and $2.6 million, respectively.

    The Company acquired EKCO on September 13, 1999. EKCO and certain of its subsidiaries have various pension plans which cover certain of their employees and provide for periodic payments to eligible employees upon retirement. Benefits for non-union employees are generally based upon earnings and years of service prior to 1989 and certain non-union employees receive benefits from allocated accounts under a defined contribution plan. Benefits for certain union employees are based upon dollar amounts attributed to each year of credited service; certain other union employees receive benefits from allocated accounts under a defined contribution plan and from prior contributions to a multi employer plan. EKCO also provides supplemental retirement benefits for certain management

                   WKI HOLDING COMPANY, INC. AND SUBSIDIARIES

(12) EMPLOYEE RETIREMENT PLANS (CONTINUED) personnel based on earnings and years of service. In addition, EKCO provides defined benefit postretirement health and life insurance plans that cover certain retired and active employees. The Company expects to continue these benefits indefinitely, but reserves the right to amend or discontinue all or any part of the plans at any time.

    The Company acquired GHC on October 21, 1999. GHC maintains one merged defined benefit plan which includes four previously existing plans. Three of the plans relate to divested operations for which service cost is no longer accrued. The other plan covers substantially all of GHC's non-union employees. Pension benefit formulas remain distinct to the four previous plans and are related to agreed-upon payment schedules, which in general, are based on final average pay or fixed amount for years of service. In addition to the defined benefit plan, GHC sponsors a 401(k) plan for all full-time employees. GHC also maintains a non-qualified, unfunded deferred compensation plan for certain key executives, providing payments upon retirement.

    Information for the EKCO and GHC plans has been included in the tables below.

    Relative to the pension plan, the Company's funding policy is to contribute annually an amount determined jointly by management and its consulting actuaries. Unrecognized prior service cost and net actuarial gains and losses from changes in actuarial assumptions are deferred and amortized to pension expense over the remaining service life of plan participants, if they exceed certain limits. Plan assets are comprised principally of publicly traded debt and equity securities.

                   WKI HOLDING COMPANY, INC. AND SUBSIDIARIES

(12) EMPLOYEE RETIREMENT PLANS (CONTINUED)
    Relevant data for the Company's pension and postretirement medical benefit plans at September 30, 1999 and December 31, 1998, respectively, is as follows:

                                                                                        OTHER
                                                          PENSION BENEFITS     POSTRETIREMENT BENEFITS
                                                         -------------------   -----------------------
                                                           1999       1998        1999         1998
                                                         --------   --------   ----------   ----------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year................  $18,431    $58,059     $ 31,185     $ 57,675
Service cost...........................................    4,562      3,601        1,809        1,799
Interest cost..........................................    2,633      1,814        2,148        2,634
Plan participants' contributions.......................      280         99           70            5
Actuarial loss (gain)..................................      312        619           (9)       1,315
Benefits paid..........................................   (1,338)      (959)        (712)        (184)
Amendments.............................................       --        356           --           --
Acquisitions...........................................   28,099         --        2,006           --
Divestitures and Settlements...........................       --    (45,158)          --      (31,618)
Special termination benefit............................    2,000         --          400         (441)
                                                         -------    -------     --------     --------
Benefit obligations at end of year.....................  $54,979    $18,431     $ 36,897     $ 31,185
                                                         =======    =======     ========     ========
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year.........  $14,156    $37,580     $     --     $     --
Actual return on plan assets...........................    2,861       (628)          --           --
Employer contributions.................................    3,326        584          642     $    179
Plan participants' contributions.......................      280         99           70            5
Benefits paid..........................................   (1,234)      (959)        (712)        (184)
Acquisitions...........................................   39,506         --           --
Divestitures (transferred to Corning)..................       --    (22,520)          --           --
                                                         -------    -------     --------     --------
Fair value of plan assets at end of year...............  $58,895    $14,156     $     --     $     --
                                                         =======    =======     ========     ========
Funded status..........................................  $ 3,916    $(4,275)     (36,897)     (31,185)
Unrecognized net actuarial (gain)/loss.................   (9,254)      (717)        (256)        (247)
Unrecognized prior service cost........................       95      1,174           --           --
Unrecognized initial net benefit obligation (asset)....     (297)        --           --           --
Post September 30 contributions........................      119         --           40           --
                                                         -------    -------     --------     --------
Net amount recognized..................................  $(5,421)   $(3,818)    $(37,113)    $(31,432)
                                                         =======    =======     ========     ========

    WEIGHTED AVERAGE ASSUMPTIONS AT SEPTEMBER 30, 1999 AND DECEMBER 31, 1998,
RESPECTIVELY:

                                                                                      OTHER
                                                                                 POSTRETIREMENT
                                                  PENSION BENEFITS                  BENEFITS
                                               -----------------------       -----------------------
                                                 1999           1998           1999           1998
                                               --------       --------       --------       --------
Discount rate................................    7.50%          6.75%          7.50%          6.75%
Expected return on plan assets...............    8.50%          8.50%          8.50%          8.50%
Rate of compensation increase................    4.25%          4.25%          4.25%          4.25%

                   WKI HOLDING COMPANY, INC. AND SUBSIDIARIES

(12) EMPLOYEE RETIREMENT PLANS (CONTINUED)
    COMPONENTS OF NET PERIODIC BENEFIT COST AT SEPTEMBER 30, 1999 AND DECEMBER 31, 1998, RESPECTIVELY:

                                                                          OTHER
                                                                     POSTRETIREMENT
                                              PENSION BENEFITS          BENEFITS
                                             -------------------   -------------------
                                               1999       1998       1999       1998
                                             --------   --------   --------   --------
Service cost...............................  $ 4,562    $ 3,601     $1,809     $1,799
Interest cost..............................    2,633      1,814      2,148      2,634
Expected return on plan assets.............   (4,513)    (1,649)        --         --
Amortization of unrecognized transition
  obligation...............................    1,691         --         --         --
Amortization of prior service cost.........       55        281         --        (56)
Recognized net actuarial (gain)/loss.......       --        (84)        --          1
Special termination benefits...............    2,000         --        400       (441)
                                             -------    -------     ------     ------
Net periodic benefit cost..................  $ 6,428    $ 3,963     $4,357     $3,937
                                             =======    =======     ======     ======

    The Consolidated Balance Sheet includes prepaid pension cost for plans in which assets exceed accumulated benefits and accrued benefit costs for plans in which accumulated benefits exceed assets. The funded status of the Company's plans and the amounts of prepaid and accrued pension cost as of December 31, 1999 and 1998 are provided below.

                                                           PLANS IN WHICH          PLANS IN WHICH
                                                            ASSETS EXCEED       ACCUMULATED BENEFITS
                                                        ACCUMULATED BENEFITS        EXCEED ASSETS
                                                        ---------------------   ---------------------
                                                          1999        1998        1999        1998
                                                        ---------   ---------   ---------   ---------
Accumulated benefit obligation........................  $ 22,484     $ 1,502    $ 30,441    $ 16,929
Fair value of plan assets.............................   (32,812)     (1,811)    (24,029)    (12,345)
                                                        --------     -------    --------    --------
Funded status.........................................  $(10,328)    $  (309)   $  6,412    $  4,584
                                                        ========     =======    ========    ========

    The consolidated postretirement benefit obligation attributable to the Company's workforce is determined by application of the terms of health care and life insurance plans, together with relevant actuarial assumptions and health care cost trend rates. The annual rate of medical inflation used to determine the year-end results was assumed to be 8.17% for 1999, decreasing gradually to a net of 5.50% per year at 2004 and remaining at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage point change in the assumed health care cost trend rates would have the following effects:

                                                   ONE-PERCENTAGE   ONE-PERCENTAGE
                                                       POINT            POINT
                                                      INCREASE         DECREASE
                                                   --------------   --------------
Effect on total service cost and interest cost
  components of..................................      $  900          $  (900)
Postretirement benefit expense
Effect on postretirement benefit obligation......      $7,479          $(7,479)

                   WKI HOLDING COMPANY, INC. AND SUBSIDIARIES

(13) STOCK COMPENSATION PLANS

1999 AND 1998 PLANS

    Certain members of management were granted options to purchase common stock in WKI. Fixed stock options were granted to purchase shares at a $5.00 per share exercise price. The options' exercise price was equal to fair value at the date of grant, and the options vest over five years and expire ten years from the date of the grant. There are 2,532,000 options currently outstanding and 348,000 available for future grants.

    WKI adopted the disclosure-only provisions of FAS 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation cost for WKI's stock option plan been determined based on the fair value at the grant date consistent with the provisions of FAS 123, WKI's net loss applicable to common stock would have been $41.5 million or $1.33 per basic and diluted share for the year ended
December 31, 1999. WKI's net loss applicable to common stock for 1998 would have been $36.1 million or $1.50 per basic and diluted share.

                                                       1999                           1998
                                           ----------------------------   ----------------------------
                                                       WEIGHTED AVERAGE               WEIGHTED AVERAGE
                                            SHARES      EXERCISE PRICE     SHARES      EXERCISE PRICE
                                           ---------   ----------------   ---------   ----------------
Options outstanding, beginning of year...  2,672,000        $5.00                --           --
  Options granted........................         --           --         2,672,000        $5.00
  Options exercised......................         --           --                --           --
  Options forfeited......................   (140,000)       $5.00                --           --
                                           ---------        -----         ---------        -----
Options outstanding, end of year.........  2,532,000        $5.00         2,672,000        $5.00
                                           =========        =====         =========        =====

    The following table summarizes information about fixed-price stock options at December 31, 1999:

                                                                   WEIGHTED AVERAGE   WEIGHTED AVERAGE
EXERCISE PRICE          FAIR VALUE AT GRANT   NUMBER OUTSTANDING    REMAINING LIFE     EXERCISE PRICE
--------------          -------------------   ------------------   ----------------   ----------------
5.00....$.....                 $1.60              2,532,000        5.32 years              $5.00

    Options were granted at April 1 and October 1, 1998. There were 506,400 exercisable at December 31, 1999.

    The fair value at the dates of grant were calculated using the Black-Scholes option pricing model. The risk-free interest rates used in the model range from 4.8% to 5.7%. The expected life of the options is seven years. The volatility factors used in the model range from 0% to 27%. WKI common stock is not publicly traded and does not declare dividends on a regular basis.

1997 PLANS

    During 1997, certain employees of WKI participated in the stock compensation plans of Corning. Under Corning's stock option plan, non-qualified and incentive stock options to purchase unissued Corning shares at the market price on the date of the grant generally become exercisable in installments from one to two years from the grant date. The maximum term of non-qualified and incentive stock options issued by Corning is generally 10 years from the grant date.

                   WKI HOLDING COMPANY, INC. AND SUBSIDIARIES

(13) STOCK COMPENSATION PLANS (CONTINUED)
    At December 31, 1997, WKI employees held options to acquire 351,000 shares of Corning common stock at exercise prices ranging from $14.95 per share to $54.81 per share. These outstanding options had weighted-average exercise price of $28.50 per share and a weighted-average remaining contractual life of
7.1 years at December 31, 1997. Of these outstanding options, at December 31, 1997, 173,000 represented vested options with a weighted-average exercise price of $27.00 per share.

    Certain employees of WKI were granted 38,000 Corning options in the year ended December 31, 1997. The weighted-average exercise price of option grants in the year ended December 31, 1997 was $42.08. WKI employees exercised 80,400 Corning options in the year ended December 31, 1997. The weighted-average exercise price of these exercise in the year ended December 31, 997 were $24.25.

    Under Corning's incentive stock plans, stock grants are made to certain employees of WKI, either determined by specific performance goals or issued directly, in most instances subject to the possibility of forfeiture and without cash consideration. In the year ended December 31, 1997, grants of 26.5 million were made under these plans. The weighted-average fair value of options granted was $35.32 per share in 1997. At December 31, 1997, the unamortized cost of prior stock grants amounted to approximately $1.7 million.

    The costs related to the above plans have been allocated to WKI by Corning within the other corporate administrative expense described in Note 8.

    In addition to the stock option plan and incentive stock plans, Corning has an employee stock purchase plan ("ESPP"), in which certain employees of WKI participated. Under the ESPP, certain employees of WKI could elect to have up to 10% of their annual wages withheld to purchase Corning common stock. The purchase price of the stock was 85% of the lower of the beginning-of-quarter or end-of-quarter market price.

    Under FAS 123, the weighted-average fair values of options granted in the year ended December 31, 1997, was $13.60 per share. For purposes of determining fair value at the grant date, the Black-Scholes option pricing model was used with the following weighted-average assumptions for grants in the year ended December 31, 1997: risk free interest rate of 6.6%; dividend yield of 1.6%; expected volatility of 24.5%; and expected life of 6 years.

    In 1998, no compensation cost related to the stock option plans was recorded. If WKI had accounted for compensation cost under the provisions of FAS 123, WKI's net loss would have been $33.9 million or $1.41 per basic and diluted share for the year ended December 31, 1998. In 1997, the pro forma net income would have been $13.2 million or $0.55 per basic and diluted share. The pro forma effect of accounting for such costs using the fair value method of FAS 123 may not be representative of the effect in future years.

(14) INCOME TAXES

    Prior to April 1, 1998, WKI was included in the consolidated federal income tax return filed by Corning. WKI and its subsidiaries had a tax sharing arrangement with Corning pursuant to which WKI was required to compute their provision for income taxes on a separate return (i.e., subconsolidation) basis and pay to, or receive from Corning the separate U.S. federal income tax return liability or benefit so computed, if any.

                   WKI HOLDING COMPANY, INC. AND SUBSIDIARIES

(14) INCOME TAXES (CONTINUED)
    The Company's tax accounts for 1997 have been prepared on a separate company basis and do not necessarily reflect the Company's actual tax position as determined on a consolidated basis with Corning. Subsequent to April 1, 1998 the Company files the consolidated Federal tax return with its parent and certain of its domestic subsidiaries.

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
INCOME (LOSS) BEFORE TAXES:
U.S. companies..............................................  $(77,545)  $(30,124)  $15,483
Non-U.S. companies..........................................     2,445     (2,542)   11,240
                                                              --------   --------   -------
Income (loss) before taxes..................................  $(75,100)  $(32,666)  $26,723
                                                              ========   ========   =======

    The components of income tax expense consist of the following items:

                                                        YEAR ENDED DECEMBER 31,
                                                     ------------------------------
                                                       1999       1998       1997
                                                     --------   --------   --------
CURRENT AND DEFERRED TAX EXPENSE:
  Current:
    U.S............................................  $     --     $126     $ 3,859
    State and municipal............................     1,072       --       2,996
    Foreign........................................     1,092      969       4,122
  Deferred:
    U.S............................................   (37,775)      --          42
    State and municipal............................   (11,895)      --       1,574
    Foreign........................................       252     (148)        141
                                                     --------     ----     -------
  Net tax expense..................................  $(47,254)    $947     $12,734
                                                     ========     ====     =======

    The income tax provision at the effective rate differs from the income tax provision at the U.S. federal statutory tax rate in effect during the years ended December 31, 1999, 1998, and 1997 for the following reasons:

                                                   1999       1998       1997
                                                 --------   --------   --------
EFFECTIVE TAX RATE RECONCILIATION:
Taxes at U.S. statutory tax rate @ 35%.........  $(26,285)  $(11,433)  $ 9,353
Increase (reduction) in income taxes resulting
  from:
  State taxes, net of federal benefit..........    (4,481)        --     3,998
  Taxes on foreign subsidiary and FSC
    earnings...................................       488        947     2,775
  Non-deductible transactions related
    expenses...................................        --      6,464        --
  Other........................................       862        453    (3,261)
  Change in the valuation allowance for
    deferred tax assets........................   (17,838)     4,516      (131)
                                                 --------   --------   -------
  Income tax expense (benefit).................  $(47,254)  $    947   $12,734
                                                 ========   ========   =======

                   WKI HOLDING COMPANY, INC. AND SUBSIDIARIES

(14) INCOME TAXES (CONTINUED)
    For federal income tax purposes, WKI has elected to treat the Recapitalization as an asset acquisition by making a Section 338(h)(10) election. As a result, there is a difference between the financial reporting and tax bases of WKI's assets. The difference results in future deductible amounts for tax purposes which creates a deferred tax asset for financial reporting purposes.

    As discussed in Footnote 4 for financial reporting purposes, the acquisitions of the EKCO and GHC were accounted for using the purchase method of accounting. As a result, there is a difference between the financial reporting and tax basis of the assets acquired in these companies.

    The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1999 and 1998 are comprised of the following:

                                                               DECEMBER 31,
                                                            -------------------
                                                              1999       1998
                                                            --------   --------
Fixed and intangible assets...............................  $44,796    $99,124
Postretirement, pension and other employee benefits.......   17,756     15,805
Loss and tax credit carryforwards.........................   38,693      7,456
Inventory reserves........................................    7,731      6,853
Other.....................................................   14,249     11,987
                                                            -------    -------
  Gross deferred tax assets...............................  123,225    141,225
Deferred tax assets valuation allowance...................  (74,339)   (92,177)
                                                            -------    -------
  Deferred tax assets.....................................   48,886     49,048
                                                            =======    =======

    The net change in the total valuation allowance for years ended
December 31, 1999 and 1998 was a decrease of $17.8 million and an increase of $82.3 million, respectively. Management believes that the net deferred tax assets are recoverable given the current estimates of future taxable income.

    Net operating losses of approximately $90.0 million are available to offset domestic taxable income, if any, in future years. These net operating losses begin to expire in 2018.

    WKI currently provides income taxes on the earnings of foreign subsidiaries and associated companies to the extent they are currently taxable or expected to be remitted. Taxes have not been provided on approximately $10.0 million of accumulated foreign unremitted earnings, which are expected to remain invested indefinitely. If remitted, the additional tax liability on these earnings would be approximately $0.5 million.

(15) RESTRUCTURING, TRANSACTION AND INTEGRATION RELATED EXPENSES

1998

    As a result of an effort to reduce manufacturing, assembly and distribution costs, WKI recorded a restructuring charge of $4.8 million in 1998 related to the consolidation and rationalization of Asian operations and the consolidation of Canadian and U.S. distribution facilities. The restructuring plan was complete in 1999.

    Transaction and integration related expenses of $28.9 million primarily consist of cash and non-cash compensation, financing costs and other expenses associated with the Recapitalization. The charge included $17.4 million of compensation payments reimbursed by Corning related to

                   WKI HOLDING COMPANY, INC. AND SUBSIDIARIES

(15) RESTRUCTURING, TRANSACTION AND INTEGRATION RELATED EXPENSES (CONTINUED) arrangements entered into by Corning with certain Corning employees who accepted employment with WKI. The remaining transaction and integration related expenses consisted of costs incurred in 1998 for fees and services related to the Recapitalization and the related financings.

1999

    In the first quarter of 1999, the Company initiated a plan to restructure its manufacturing and supply organization as part of a program designed to reduce costs through elimination of under-utilized capacity, unprofitable product lines and increased utilization of the remaining facilities.

    The restructuring includes the discontinuation of the commercial tableware product line and closure of the related portion of the Company's manufacturing facility in Charleroi, Pennsylvania. In order to optimize the utilization of the Charleroi facility, the Company has moved Corelle-Registered Trademark- cup production to its Martinsburg, West Virginia facility and third party suppliers. In addition, the Company terminated its supply contract with Corning's Greenville, Ohio facility and Pyrex -Registered Trademark- production was consolidated at the Charleroi facility. Additionally, the Company has discontinued manufacturing and distributing rangetop cookware at its facility in Clinton, Illinois. Future supply of rangetop cookware will be sourced from third party manufacturers.

    The Company recorded a charge of $69.0 million to cover the cost of this reorganization. The majority of the charge related to asset disposals, however, cash charges are expected to approximate $15.2 million over the life of the plan. In the fourth quarter of 1999 the Company reversed $7.2 million of its original $76.2 million restructuring charge taken in the first quarter of 1999. The reversal results from an increase in the anticipated proceeds from the idle equipment, land and buildings, certain employee compensation arrangements and other exit costs

    The cash and non-cash elements of the restructuring charge approximate $15.2 million and $53.8 million, respectively. Details of the restructuring charge are as follows:

                                       ORIGINAL                    AS REPORTED                           BALANCE AT
                                     RESTRUCTURING   ADJUSTMENT   RESTRUCTURING   NON CASH     CASH     DECEMBER 31,
                                        CHARGE        REQUIRED       CHARGE       ACTIVITY   ACTIVITY       1999
                                     -------------   ----------   -------------   --------   --------   ------------
Disposal of assets.................     $53,200        $1,800        $51,400      $51,400         --           --
Employee severance & termination...      18,047         3,389         14,658        2,400    $ 7,758       $4,500
Other exit costs...................       4,953         2,027          2,926           --      2,426          500
                                        -------        ------        -------      -------    -------       ------
                                        $76,200        $7,216        $68,984      $53,800    $10,184       $5,000
                                        =======        ======        =======      =======    =======       ======

    The tangible assets of the Clinton, Illinois facility and the commercial tableware product line have been written off. All intangible asset carrying values associated with the Clinton facility and the commercial tableware product line have been eliminated. The tangible and intangible assets written off totaled $40.9 million and $12.3 million, respectively. Management judgment is involved in estimating the tangible assets fair value, accordingly, actual results could vary significantly from such estimates. As part of the restructuring initiative, approximately 600 employees have been terminated. The termination results in a pension and post retirement benefit charge of $2.4 million. The Company expects the restructuring plan to be completed early in 2000.

                   WKI HOLDING COMPANY, INC. AND SUBSIDIARIES

(15) RESTRUCTURING, TRANSACTION AND INTEGRATION RELATED EXPENSES (CONTINUED)
    The commercial tableware product line generated net sales of $1.9 million in fiscal 1999 and $8.4 million of net sales in fiscal 1998. Operating income for the product line was break even in both years

    Transaction and integration related expenses were $9.2 million in 1999. The expenses related to the integration of the EKCO and GHC businesses and primarily consist of legal fees, accounting and tax services, employee compensation arrangements and other benefits, facility consolidation and other integration costs

(16) SEGMENT INFORMATION

    The Company believes its operating segments have similar economic characteristics and meet the aggregation criteria of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company markets its products chiefly in the United States but also has significant business in international markets such as Canada, Asia, Australia, the United Kingdom and Latin America. WKI is exposed to the risk of changes in social, political, and economic conditions inherent in foreign operations and the value of its foreign assets are affected by fluctuations in foreign currency exchange rates. Net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold. In 1999, 1998, and 1997, one customer, Wal-Mart Stores, Inc., accounted for approximately 16%, 15%, and 12%, respectively, of the Company's gross sales.

    The following information is presented in accordance with FAS 131, "Disclosure about Segments of an Enterprise and Related Information," which the Company has adopted in the current year:

    GEOGRAPHIC AREAS:

                                                   YEAR ENDED DECEMBER 31,
                                                ------------------------------
                                                  1999       1998       1997
                                                --------   --------   --------
NET SALES:
United States.................................  $497,410   $440,110   $431,926
Canada........................................    39,351     31,877     33,354
                                                --------   --------   --------
  North America...............................   536,761    471,987    465,280
Other International...........................    80,817     61,081    107,580
                                                --------   --------   --------
  Total.......................................  $617,578   $533,068   $572,860
                                                ========   ========   ========

                                                          AS OF DECEMBER 31,
                                                          -------------------
                                                            1999       1998
                                                          --------   --------
LONG-LIVED ASSETS(1)
United States...........................................  $549,830   $271,443
Canada..................................................     5,941        736
                                                          --------   --------
  North America.........................................   555,771    272,179
Other International.....................................     5,502      3,884
                                                          --------   --------
  Total.................................................  $561,273   $276,063
                                                          ========   ========

                   WKI HOLDING COMPANY, INC. AND SUBSIDIARIES

(16) SEGMENT INFORMATION (CONTINUED)
    CLASSES OF SIMILAR PRODUCTS:

                                                   YEAR ENDED DECEMBER 31,
                                                ------------------------------
                                                  1999     1998(3)    1997(3)
                                                --------   --------   --------
NET SALES:
Bakeware......................................  $227,489   $197,378   $206,499
Dinnerware....................................   174,940    180,338    204,597
Rangetop Cookware.............................    96,312    100,710    109,667
Kitchen/Household tools.......................    35,083         --         --
Cleaning Products.............................     5,959         --         --
Cutlery.......................................    10,051         --         --
Precision Cutlery tools.......................     3,626         --         --
Other(2)......................................    64,118     54,642     52,097
                                                --------   --------   --------
  Total.......................................  $617,578   $533,068   $572,860
                                                ========   ========   ========

------------------------

(1) Includes property and equipment, deferred taxes on income, goodwill, trademarks and other assets.

(2) "Other" sales include selected tabletop and kitchen accessories manufactured by third parties which are principally sold through Company-operated factory stores.

(3) Certain 1998 and 1997 amounts have been reclassified to conform with 1999 presentation.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of WKI Holding Company, Inc.

    We have audited the accompanying consolidated balance sheets of WKI Holding Company, Inc. and Subsidiaries (the "Company") as of December 31, 1999 and 1998 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. Our audits also include the financial statement schedule listed in Item 14. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the companies at December 31, 1999 and 1998 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

    We also audited the adjustments described in Note 2 that were applied to restate the 1997 consolidated financial statements to give retroactive effect to the change in the method of accounting for inventories. In our opinion, such adjustments are appropriate and have been properly applied.

DELOITTE & TOUCHE LLP
Buffalo, New York
March 17, 2000

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of WKI Holding Company, Inc., formerly named
Corning Consumer Products Company

    In our opinion, the consolidated statements of operations, of cash flows and of changes in stockholders' equity for the year ended December 31, 1997 present fairly, in all material respects, the results of operations and cash flows of WKI Holding Company, Inc. for the year ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of WKI Holding Company for any period subsequent to December 31, 1997 nor have we examined any adjustments applied to the 1997 financial statements.

PricewaterhouseCoopers LLP
-------------------------

New York, New York
January 19, 1998 except for the second paragraph of Note 3, as to which the date is March 16, 1998

                                    PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

    The following table sets forth information regarding the executive officers and directors of the Company following the Recapitalization.

NAME                                          AGE                       POSITION
----                                        --------                    --------
C. Robert Kidder..........................     55      Director and Chairman of the Board

Nathaniel C. Stoddard.....................     55      Director, President and Chief Executive
                                                       Officer

Peter F. Campanella.......................     54      Director

Alexander Navab...........................     34      Director

Brian F. Carroll..........................     28      Director

William H. Carter.........................     46      Director

Nancy A. Reardon..........................     47      Director

William F. Stoll, Jr......................     51      Director

Kevin M. Kelley...........................     42      Director

Anthony P. Deasey.........................     50      Senior Vice President--Finance and Chief
                                                       Financial Officer

Stephen A. Morocco........................     48      Senior Vice President--International

Clark S. Kinlin...........................     40      Senior Vice President--Sales and Marketing

Dennis E. Schneider.......................     42      Senior Vice President--Supply Chain
                                                       Management and Operations

Mark W. Levie.............................     40      Senior Vice President--Corning Revere
                                                       Factory Stores and Sourcing

    C. Robert Kidder was elected a Director and Chairman of the Board of World Kitchen, Inc. on April 1, 1998. He was elected a Director, Chairman of the Board and Chief Executive Officer of Borden, Inc. on January 10, 1995, and continues in those positions. Prior to that he was Chairman of the Board of Duracell International, Inc. and Duracell, Inc. from August 1991 through October 1995; Chairman of the Board and Chief Executive Officer of both companies from April 1992 through September 30, 1995; Chairman of the Board, President and Chief Executive Officer of both companies from August 1991 until April 1992; and President and Chief Executive Officer of both companies from June 1988 until August 1991. He is also a director of Electronic Data Systems Corporation, AEP Industries Inc. and Morgan Stanley, Dean Witter & Co.

    Nathaniel C. Stoddard was elected a Director of the Company and its President and Chief Executive Officer on March 1, 2000. He joined World
Kitchen, Inc. from Camco Inc, a General Electric Co. holding, where he served as Chairman, President and Chief Executive Officer from December 1995 to
December 1999. From 1989 to 1995 he served as President and Chief Operating Officer of Garden Way, Inc., parent company of Troy-Bilt and Bolens branded outdoor power equipment. From 1980 to 1989 he was with Black & Decker Corp, first as director of Marketing for the Household Products Division, and later as Vice President of Marketing for that division. He became Vice President and General Manager of the Outdoor Products Division in 1984, Vice President of Marketing, Sales, Service and Distribution for the U.S. Power Tools Group in 1985, and from 1987 to

1989 served as General Manager of the U.S. Service Operations. From 1976 to 1980 he was Vice President of Marketing and Sales for Leigh Products Inc. He began his business career in 1972 with Samsonite Corp. and from 1972 to 1976 held various business development and marketing management positions with that company and with its parent company, Beatrice Foods Corp.

    Peter F. Campanella was elected a Director of the Company on April 1, 1998, and served as its President and Chief Executive Officer from April 1996 through February 2000. From 1994 to 1996, he was Senior Vice President and General Manager of Corning's Science Products Division, and from 1990 to 1994, he was Vice President and General Manager of that division.

    Alexander Navab has been a director of the Company since April 30, 1999 and an Executive of Kohlberg Kravis Roberts & Co. since June 1993. He was employed by James D. Wolfensohn Incorporated, an investment banking firm, from September 1991 to June 1993. He is also a director of KSL Recreation Corporation, Regal Cinemas, Inc. and Borden, Inc.

    Brian F. Carroll has been a director of the Company since March 1, 2000 and an Executive of Kohlberg Kravis Roberts & Co. since July 1999. From
September 1997 to June 1999 he attended the Stanford University Graduate School of Business. From March 1995 to August 1997 he was an Executive of Kohlberg Kravis Roberts & Co. Prior thereto, he was an investment banker with Donaldson, Lufkin & Jenrette Securities Corporation. He is also a Director of Spalding Holdings Corporation and Evenflo Company, Inc.

    William H. Carter has been a director of the Company since April 1, 1998. He was elected Executive Vice President and Chief Financial Officer of
Borden, Inc. effective April 3, 1995. Prior to that, since 1987, he was a partner in Price Waterhouse LLP. Mr. Carter is a member of the Company's Finance and Audit Committees.

    Nancy A. Reardon has been a director of the Company since April 1, 1998. She was elected Senior Vice President, Human Resources and Corporate Affairs, of Borden, Inc. effective March 3, 1997. Previously she was Senior Vice President-Human Resources and Communications for Duracell International, Inc. from 1991 through February 1997.

    William F. Stoll, Jr. has been a director of the Company since April 1, 1998. He was elected Senior Vice President and General Counsel of Borden, Inc. effective July 1, 1996. Prior to joining Borden at that time, he was a Vice President of Westinghouse Electric Corporation since 1993, and served as its Deputy General Counsel from 1988 to 1996. Mr. Stoll is a member of the Company's Finance and Audit Committees.

    Kevin M. Kelley has been a director of the Company since April 30, 1999. He has served as Executive Vice President, Corporate Strategy and Development of Borden, Inc. since April 5, 1999. Prior to that, since April 1996, he was Managing Director of Ripplewood Holding, LLC. From January 1995 to April 1996 he was a Managing Director with Onex Investment Corporation.

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

    Dennis E. Schneider was elected Senior Vice President--Supply Chain Management and Operations on February 7, 2000. Prior to joining the company he was Vice-President of Supply Chain of Allied Signal Aerospace from June 1998 to February 2000. Prior to that he was Director of Supply Chain for Case Corporation Europe, Central Asia, Africa and the Middle East, from 1989 to
June 1998

    Mark W. Levie was elected Senior Vice President of Corning Revere Factory Stores and Sourcing on January 1, 2000. Prior to that he was Vice President of Corning Revere Factory Stores from October 1996 through December 1999. Before that he was Business Development Manager in the Consumer Products Division of Corning Incorporated

ITEM 11--EXECUTIVE COMPENSATION

    The following tables and charts set forth information with respect to benefits made available, and compensation paid or accrued, by the Company during the years ended December 31, 1999, 1998 and 1997 for services by each of the chief executive officer, the four other most highly compensated executive officers whose total salary and bonus exceeded $100,000, and two other executives that would have made the list had they been employed by the Company at December 31, 1999.

                                                                                                         LONG-TERM COMPENSATION
                                                                                                     -------------------------------
                                                      ANNUAL COMPENSATION                              AWARDS          PAYOUTS
                             ---------------------------------------------------------------------   ----------   ------------------
                                                                         OTHER
                                                                   ANNUAL PREQUISITE    RESTRICTED   SECURITIES          ALL
         NAME AND                                                     ALLOWANCES          STOCK      UNDERLYING         OTHER
    PRINCIPAL POSITION         YEAR     SALARY($)   BONUS(1)($)   COMPENSATION (2)($)   AWARDS($)     OPTIONS     COMPENSATION(3)($)
---------------------------  --------   ---------   -----------   -------------------   ----------   ----------   ------------------
PETER F. CAMPANELLA(4).....    1999      400,000     1,970,770           72,500               --      180,000           23,880
Chief Executive Officer        1998      377,500     1,739,236          111,451               --      180,000           16,332
                               1997      246,666       358,162               --          664,313        8,000           29,430

ANTHONY P. DEASEY..........    1999      250,000        66,172           25,000               --       80,000            4,447
Sr. Vice President Chief       1998      135,692       100,793           14,583               --       80,000            1,250
Financial Officer              1997          N/A           N/A              N/A              N/A          N/A              N/A

CLARK S. KINLIN............    1999      230,000        67,203           25,000               --       80,000           11,528
Sr. Vice President Sales &     1998      219,225       599,986           18,750               --       80,000            5,880
Marketing                      1997      150,333       115,769              338          166,078        4,000            8,236

STEPHEN A. MOROCCO.........    1999      230,000        57,500           25,000               --       60,000            6,534
Sr. Vice President             1998       60,154        93,411               --               --       60,000              958
International                  1997          N/A           N/A              N/A              N/A          N/A              N/A

MARK W. LEVIE..............    1999      180,000        36,900               --               --       75,000            2,175
Sr. Vice President Factory     1998      152,600       542,511               --               --       75,000               --
Stores and Sourcing            1997      131,916        25,524               --               --           --               --

GARY P. VOGT(5)............    1999      175,267       249,335               --               --           --           10,810
Vice President, Supply         1998      161,625       510,961              205               --       45,000            9,880
Chain Management               1997      124,392        83,833              436               --           --            8,647

GARY H. CARRAWAY(5)........    1999       84,792       263,243               --               --           --            1,927
Vice President, Human          1998          N/A           N/A              N/A              N/A          N/A              N/A
Resources                      1997          N/A           N/A              N/A              N/A          N/A              N/A

------------------------------

(1) 1998 bonus includes retention and transition compensation arrangements for Messrs. Campanella, and Kinlin, of $1,666,636 and $566,636 respectively.

(2) Includes tax gross-up payments for participants employed with the Company for six months following the Closing Date in 1998 and perquisite allowances.

(3) Represents amounts contributed by the Company as matching contributions to WKI's tax-qualified Investment Plan and amounts paid in cash for benefits which would have been available pursuant to the terms of the Investment Plan absent certain limitations on compensation which may be taken into account under tax-qualified plans as imposed pursuant to the Internal Revenue Code.

(4) Mr. Campanella resigned effective in the first quarter of 2000.

(5) Mssrs. Vogt and Carraway resigned in the fourth quarter of 1999.

EMPLOYEE AGREEMENTS

    The Company has in place a severance practice pursuant to which it will provide to all salaried employees upon certain terminations of employment, compensation in amounts ranging between eight weeks of base salary (for employees with at least one year of service) and 104 weeks of base salary (for employees with at least 20 years of service).

                    OPTION/SAR GRANTS IN LAST FISCAL YEAR(1)

                                                                                           POTENTIAL REALIZABLE
                                                                                             VALUE AT ASSUMED
                                                                                           RATES OF STOCK PRICE
                                                                                             APPRECIATION FOR
                                                        INDIVIDUAL GRANTS                     OPTION TERM (2)
                                         -----------------------------------------------   ---------------------
                                                      % OF TOTAL
                                         NUMBER OF     OPTIONS
                                         SECURITIES   GRANTED TO
                                         UNDERLYING   EMPLOYEES
                                          OPTIONS     IN FISCAL    EXERCISE   EXPIRATION   GAIN AT     GAIN AT
NAME                                      GRANTED        YEAR       PRICE        DATE         5%         10%
----                                     ----------   ----------   --------   ----------   --------   ----------
Peter F. Campanella....................   180,000        18.1%      $5.00       4/1/08     $566,005   $1,434,368
Anthony P. Deasey......................    80,000         8.0%      $5.00       4/1/08     $251,558   $  637,497
Clark S. Kinlin........................    80,000         8.0%      $5.00       4/1/08     $251,558   $  637,497
Stephen A. Morocco.....................    60,000         6.0%      $5.00       4/1/08     $188,669   $  487,123
Mark W. Levie..........................    75,000         7.5%      $5.00       4/1/08     $235,836   $  597,653
Gary P. Vogt...........................    45,000         4.5%      $5.00       4/1/08     $141,501   $  358,592
Gary H. Carraway.......................        --          --       $  --          N/A     $     --   $       --

------------------------

(1) No SARs were granted in 1998 to any of the named executive officers.

(2) The dollar amounts set forth under these columns are the result of calculations at 5% and at 10% rates established by the Securities and Exchange Commission and therefore are not intended to forecast future appreciation of WKI's stock price. The Company did not use any alternative formula for grant date valuation as it is unaware of any formula which would determine with reasonable accuracy a present value based upon future unknown factors.

            AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                    FISCAL YEAR-END OPTION/SAR VALUES(1)(2)

                                                             NUMBER OF SECURITIES             VALUE OF UNEXERCISED
                                                            UNDERLYING UNEXERCISED            IN-THE-MONEY OPTIONS
                                SHARES                    OPTIONS AT FISCAL YEAR END           AT FISCAL YEAR END
                               ACQUIRED        VALUE      ---------------------------   ---------------------------------
NAME                          ON EXERCISE   REALIZED($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE($)   UNEXERCISABLE($)
----                          -----------   -----------   -----------   -------------   --------------   ----------------
Peter F. Campanella.........          --           --        36,000        144,000               --                --
Anthony P. Deasey...........          --           --        16,000         64,000               --                --
Clark S. Kinlin.............          --           --        16,000         64,000               --                --
Stephen A. Morocco..........          --           --        12,000         48,000               --                --
Mark W. Levie...............          --           --        15,000         60,000               --                --
Gary P. Vogt................          --           --         9,000         36,000               --                --
Gary H. Carraway............          --           --            --             --               --                --

------------------------

(1) There are no SARs outstanding.

(2) In addition, certain individuals received grants under the Corning Incorporated stock option plan. Mr. Kinlin exercised 1,198 options in 1998. The value realized was $21,983. Messrs. Campanella and Levie have 57,780; exercisable Corning Incorporated options, respectively, valued at $690,123, respectively. In 1998 Messrs. Campanella, Kinlin, and Levie had 64,608; unexercisable Corning Incorporated options, respectively, valued at $1,199,032; $0; and $0, respectively.

CORNING INCORPORATED PERFORMANCE PLAN ACTIVITY TABLE

    This Table illustrates the number of performance-based shares awarded under the Corning Incorporated Corporate Performance Plan. The number of shares earned or which may be earned by the named executive was determined by the achievement of specific return on equity, earnings per share or other objective goals for Corning Incorporated. The percentage of awards that may be earned ranged from 0% to 150% of target.

                                                                                          NUMBER
                                                                NUMBER                      OF        NUMBER
                                                     GRANT     OF SHARES   PERFORMANCE     SHARE     OF SHARES
NAME                                       YEAR       DATE      GRANTED      PERIOD      FORFEITED    EARNED
----                                     --------   --------   ---------   -----------   ---------   ---------
Peter F. Campanella....................    1999         N/A          --        1999          --           --
                                           1998         N/A          --        1998          --           --
                                           1997      2/5/97      12,000        1997          --       18,000
Anthony P. Deasey......................    1999         N/A         N/A         N/A         N/A          N/A
                                           1998         N/A         N/A         N/A         N/A          N/A
                                           1997         N/A         N/A         N/A         N/A          N/A
Clark S. Kinlin........................    1999         N/A          --        1999          --           --
                                           1998         N/A          --        1998          --           --
                                           1997      2/5/97       3,000        1997          --        4,500
Stephen A. Morocco.....................    1999         N/A          --        1999          --           --
                                           1998         N/A          --        1998          --           --
                                           1997         N/A          --        1997          --           --
Mark W. Levie..........................    1999         N/A          --        1999          --           --
                                           1998         N/A          --        1998          --           --
                                           1997         N/A          --        1997          --           --
Gary P. Vogt...........................    1999         N/A          --        1999          --           --
                                           1998         N/A          --        1998          --           --
                                           1997         N/A          --        1997          --           --
Gary H. Carraway.......................    1999         N/A         N/A        1999         N/A          N/A
                                           1998         N/A         N/A        1998         N/A          N/A
                                           1997         N/A         N/A        1997         N/A          N/A

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

    Borden, Inc. maintains a non-qualified Supplemental Pension Plan (the "Supplemental Plan"), pursuant to which it will pay to certain executives, including each of the named executive officers, amounts approximately equal to the difference between the benefits provided for under the WKI Pension Plan and benefits which would have been provided thereunder but for limitations on benefits which may be provided under tax-qualified plans, as set forth in the Internal Revenue Code.

    The estimated annual benefits under the Pension Plan and the Supplemental Plan upon retirement at normal age for each of the executive officers of the Company named in the Summary Compensation Table are:

                                                        YEAR OF
                                                    CREDITED SERVICE   TOTAL BENEFIT
                                                    ----------------   -------------
Peter F. Campanella...............................        28.8            $266,984
Anthony P. Deasey.................................         1.5            $ 88,439
Clark S. Kinlin...................................        18.4            $171,598
Stephen A. Morocco................................         1.3            $ 90,364
Mark W. Levie.....................................        10.8            $142,634
Gary P. Vogt......................................        23.2            $122,938
Gary H. Carraway..................................         0.4            $     --

COMPENSATION OF MEMBERS OF BOARD

    Members of the Board will receive no cash compensation for their service on the Board or its committees. Members of the Board will receive reimbursement for traveling costs and other out-of-pocket expenses incurred in attending Board and committee meetings.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth information with respect to the beneficial ownership of the Company's Common Stock as of December 31, 1999 by (i) each person who is known by the Company to beneficially own more than 5% of the Company's Common Stock, (ii) each of the Company's directors who own Common Stock, (iii) each of the named executive officers who own Common Stock and
(iv) all directors and executive officers as a group. Unless otherwise indicated, the address of each person named in the table below is World Kitchen, Inc., One Pyrex Place, P.O. Box 1555, Elmira, New York 14902.

                                                               BENEFICIAL    PERCENTAGE OF
                                                              OWNERSHIP OF      COMMON
                                                                 COMMON          STOCK
NAME AND ADDRESS OF BENEFICIAL OWNER                            STOCK(1)      OUTSTANDING
------------------------------------                          ------------   -------------
KKR Associates, L.P.(2).....................................   64,369,143        96.3%
c/o Kohlberg Kravis Roberts & Co., L.P.
9 West 57th Street
New York, New York 10019
Corning Incorporated One Riverfront Plaza Corning, NY
  14831.....................................................    1,920,000         2.9%
Peter F. Campanella(3)......................................      180,000           *
Anthony P. Deasey(3)........................................       80,000           *
Stephen A. Morocco(3).......................................       60,000           *
Clark S. Kinlin(3)..........................................       80,000           *
Mark W. Levie(3)............................................       75,000           *
All Directors and Executive Officers as a group.............      475,000           *

------------------------

    * Less than 1%.

(1) The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the Commission governing the determination of beneficial ownership of securities. Under the rules of the Commission, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of such security, or "investment power," which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of securities as to which such person has an economic interest. The percentage of class outstanding is based on 66,857,143 shares of common stock outstanding at December 31, 1999.

(2) Shares of common stock shown as owned by KKR Associates, L.P. ("KKR Associates") are owned of record by CCPC Acquisition Corp. KKR Associates is the sole general partner of Whitehall Associates, L.P., which is the managing member of BW Holdings, LLC. BW Holdings, LLC owns 100% of the outstanding capital stock of CCPC Acquisition. Messrs. Navab and Carroll, who are directors of WKI, and Messrs. Henry R. Kravis, George R. Roberts, James H. Greene, Jr., Paul E. Raether, Michael W. Michelson, Michael T. Tokarz, Perry Golkin, Robert I. MacDonnell, Scott M. Stuart and Edward A. Gilhuly as general partners of KKR Associates, may be deemed to share beneficial ownership of any shares beneficially owned by KKR Associates, but disclaim any such beneficial ownership. The address of KKR Associates is 9 West 57th Street, New York, New York 10019.

(3) The Company has granted Messrs. Campanella, Deasey, Morocco, Kinlin and Levie options to purchase 540,000, 240,000, 180,000, 240,000 and 225,000 shares of common stock, respectively, of which 20% will vest each year beginning one year after the date of grant.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

BETWEEN CORNING AND THE COMPANY

    Historically, Corning has provided the Company with certain administrative, technical and other services, as well as providing office space and manufacturing capacity in facilities owned or leased by Corning. Additionally, Corning has made available to the Company certain manufacturing technology and other intellectual property, including the Pyrex-Registered Trademark- and Corningware-Registered Trademark- trademarks. In connection with the Recapitalization, Corning and WKI entered into several agreements relating to the provision by Corning of goods and services to WKI, the sharing of certain facilities with WKI and the royalty-free license to use certain trademarks, tradenames, service marks, patents and know-how of Corning, in each case, on terms substantially as described below.

    HEADQUARTERS LEASE AND TRANSITION SERVICES AGREEMENT. Corning has entered into agreements with WKI pursuant to which Corning made available certain facilities until October 1, 1999 and certain administrative services which WKI currently obtains from or through Corning until April 1, 2000. Corning has agreed to provide these facilities and these services on substantially the same terms as offered by Corning during the 12-month period immediately prior to the Recapitalization and reflected in the Company's historical financial statements. WKI has the right to terminate the facilities' lease on 30 days' notice and the right to terminate the receipt of specific administrative services on 90 days' notice.

    SUPPLY AGREEMENT Certain of the Company's Pyrex-Registered Trademark-bakeware products are manufactured at a facility owned by Corning in Greenville, Ohio. The Company and Corning entered into a supply agreement pursuant to which Corning will supply the Company with manufacturing capacity for these products for three years. Orders under the supply agreement will be billed at Corning's actual cost (consisting of standard costs plus variances allocable to production of the Company's products) determined in the same manner as during the 12-month period immediately prior to the Recapitalization and reflected in the Company's historical financial statements. WKI moved production from the Greenville, Ohio facility to a Company-owned facility during 1999.

    TECHNOLOGY SUPPORT AGREEMENT The Company obtains certain manufacturing technology, engineering and research and development services from Corning. The Company and Corning entered into a technology support agreement pursuant to which Corning will continue to make these manufacturing and technology services available to the Company. In addition, the technology support agreement will provide for Corning and the Company to conduct an annual technology review, for each other's benefit, relating to patents and technical know-how in the field of the Company's products. The manufacturing technology and engineering services to be provided by Corning will be made available to the Company on the same basis as has been made available to the Company during the 12-month period immediately prior to the Recapitalization. The technology support agreement will have a term of five years and will be renewable for an additional five-year term at the option of the Company.

    ADMINISTRATIVE SERVICES AGREEMENT In order to enable the Company to continue its sales operations in Australia, Brazil, Mexico, China, Hong Kong, India, Japan, Korea, Singapore and Taiwan, Corning or its affiliates will provide certain administrative and distribution services and sublease space to the Company. The administrative services agreement governing these arrangements has a term of two years expiring on April 1, 2000 and is on terms designed to replicate substantially the economic terms of the arrangements in effect during the 12 months immediately prior to the Recapitalization.

    SHARED FACILITY AGREEMENT The Company's Corning, New York manufacturing facility is adjacent to, and shares certain assets and infrastructure (e.g., waste disposal and utility service facilities) with, Corning's Fall Brook Plant. The Company and Corning have entered into a shared facility agreement pursuant to which the parties have provided for the continued use and sharing of these assets and infrastructure facilities and the allocation of the costs associated with these items (which costs are generally allocated according to the parties' relative use of such shared asset) until April 1, 2008, or until such earlier time as the Company or Corning shall have terminated its obligation to accept or provide such assets and infrastructure facilities in accordance with the agreement.

    LICENSE AGREEMENTS Corning and the Company entered into certain license agreements pursuant to which Corning granted to the Company exclusive licenses to use the Corningware-Registered Trademark- trademark, service mark and trade name and Pyroceram-Registered Trademark- trademark in the field of housewares and the Pyrex-Registered Trademark- trademark in the field of durable consumer products (which the Company currently does not sell) for ten years (each renewable at the option of the Company on the same terms and conditions for an unlimited number of successive ten-year terms). In addition, Corning entered into agreements with the Company providing for the Company's continued use of the Corning name for up to three years (and up to five years for molds and molded products with the Corning name embedded thereon). Corning granted to the Company a fully paid, royalty free license of patents and know-how (including evolutionary improvements) owned by Corning that pertain to or have been used in the Company's business.

    CORNING GLASS CENTER AND SUPPLY ARRANGEMENTS Pursuant to the Recapitalization Agreement, the Company will maintain its commercial arrangements with the Corning Glass Center (the Corning employee store) for a period of ten years ending March 31, 2008 on a pricing basis of the Company's standard costs plus 15% and will continue to sell products to Corning's manufacturing facilities for a period of five years in substantially the same quantities and terms as during the twelve month period prior to March 31, 1998.

BETWEEN BORDEN AND THE COMPANY

    In connection with the Recapitalization, the Company and Borden entered into an agreement pursuant to which Borden will provide management, consulting and financial services to the Company. Services will be provided in such areas as the preparation and evaluation of strategic, operating, financial and capital plans and the development and implementation of compensation and other incentive programs. In consideration for such services, Borden will be entitled to an annual fee of $2.5 million, plus reimbursement for certain expenses and indemnification against certain liabilities. This agreement is terminable by either party upon 30 days written notice. The transaction and financing fees and expenses were included in the fees and expenses incurred in connection with the Recapitalization. In addition, Borden and its affiliates provided all of the interim debt financing for the Recapitalization, a portion of which was refinanced by borrowings under the Credit Facilities and the remainder was refinanced with the proceeds of the credit facilities.

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

    2.  Schedule II Valuation Accounts and Reserves.

14(B) REPORTS ON FORM 8-K

    On November 4, 1999, the registrant filed a report on Form 8-K as of October 21, 1999 to report under "Item 2 Acquisition or Disposition of Assets" reporting the completion of the acquisitions of General Housewares Corp. and EKCO Group, Inc. This filing was amended by form 8-K/A on January 3, 2000 to include the required financial information.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    WKI HOLDING COMPANY, INC.

By            /s/ Nathaniel C. Stoddard            President and Chief Executive      March 29, 2000
        ------------------------------------       Officer
               (Nathaniel C. Stoddard)

By              /s/Anthony P. Deasey               Senior Vice President and Chief    March 29, 2000
        ------------------------------------       Financial Officer
                 (Anthony P. Deasey)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                               CAPACITY                    DATE
                                                               --------                    ----
By              /s/ C. Robert Kidder               Director and Chairman of the       March 29, 2000
        ------------------------------------       Board
                 (C. Robert Kidder)

By            /s/ Nathaniel C. Stoddard            President, Chief Executive         March 29, 2000
        ------------------------------------       Officer, and Director
               (Nathaniel C. Stoddard)

By             /s/ Peter F. Campanella             Director                           March 29, 2000
        ------------------------------------
                (Peter F. Campanella)

By               /s/ Alexander Navab               Director                           March 29, 2000
        ------------------------------------
                  (Alexander Navab)

By              /s/ Brian F. Carroll               Director                           March 29, 2000
        ------------------------------------
                 (Brian F. Carroll)

By              /s/ William H. Carter              Director                           March 29, 2000
        ------------------------------------
                 (William H. Carter)

By              /s/ Nancy A. Reardon               Director                           March 29, 2000
        ------------------------------------
                 (Nancy A. Reardon)

By              /s/ William F. Stoll               Director                           March 29, 2000
        ------------------------------------
                 (William F. Stoll)

By               /s/ Kevin M. Kelley               Director                           March 29, 2000
        ------------------------------------
                  (Kevin M. Kelley)

    14(C) EXHIBITS FILED AS PART OF THIS REPORT

       EXHIBIT
         NO.                               DESCRIPTION OF EXHIBIT
---------------------   ------------------------------------------------------------
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

         *2.3           Assignment and Assumption Agreement dated as of April 1,
                        1998 between the Company and Corning, which appears as
                        Exhibit 2.3 to the Registration Statement on Form S-4, dated
                        June 18, 1998, is incorporated herein by reference in this
                        Annual Report on Form 10-K.

         *2.4 Stock Purchase Agreement, dated as of October 25, 1999, between CCPC Acquisition Corp. and CCPC Holding Company,
                        Inc., is incorporated herein by reference in this annual report on Form 10-K.

         *2.5           Agreement and Plan of Merger, dated as of August 2, 1999,
                        between CCPC Acquisition Corp. and General Housewares Corp., is incorporated herein by reference in this annual report on
                        Form 10-K.

         *2.6           Amendment No. 1 to the Agreement and Plan of Merger, dated as of October 20, 1999, by and among CCPC Acquisition Corp.,
                        GHC Acquisition Corp. and General Housewares Corp., is
                        incorporated herein by reference in this annual report on
                        Form 10-K.

         *2.7           Amendment No. 2 to the Agreement and Plan of Merger, dated as of October 20, 1999, by and among CCPC Acquisition Corp.,
                        GHC Acquisition Corp., and General Housewares Corp., is
                        incorporated herein by reference in this annual report on
                        Form 10-K.

         *2.8           Consent and Waiver to the Agreement and Plan of Merger,
                        dated as of October 21, 1999, by and among CCPC Acquisition
                        Corp., GHC Acquisition Corp. and General Housewares Corp.,
                        is incorporated herein by reference in this annual report on
                        Form 10-K.

         *2.9 Contribution Agreement, dated as of October 21, 1999, between CCPC Acquisition Corp. and CCPC Holding Company,
                        Inc., is incorporated herein by reference in this annual report on Form 10-K.

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

         *3.4           Amended and Restated Certificate of Incorporation of CCPC
                        Holding Company, Inc., is incorporated herein by reference in this annual report on Form 10-K.

       EXHIBIT
         NO.                               DESCRIPTION OF EXHIBIT
---------------------   ------------------------------------------------------------
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

         *4.4           Form of 9 1/4% Senior Note due 2006 (incorporated herein by reference to Exhibit 4.2 (b) to EKCO Group, Inc. Form 10-K for the year ended December 31, 1995, is incorporated herein by reference in this annual report on Form 10-K.

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

        *13.1           General Housewares Corp. 1998 financial statements,
                        incorporated herein by reference to the Report on Form 8-K/A dated January 3, 2000.

       EXHIBIT
         NO.                               DESCRIPTION OF EXHIBIT
---------------------   ------------------------------------------------------------
        *13.2           EKCO Group, Inc. 1998 financial statements, incorporated
                        herein by reference to the Report on Form 8-K/A dated
                        January 3, 2000.

          *16           Letter re: change in certifying accountant which appears as
                        Exhibit 16 to the Registration Statement on Form S-4, dated
                        June 18, 1998, is incorporated herein by reference in this
                        Annual Report on Form 10-K.

         **21           Subsidiaries of the registrant.

        *23.1           Consent of KPMG LLP, independent certified public
                        accountants, incorporated herein by reference to the Report on Form 8-K/A dated January 3, 2000

         **27           Financial Data Schedule

------------------------

 *  Previously filed and incorporated by reference

**  Filed herewith

SCHEDULE II

                           WKI HOLDING COMPANY, INC.

                        VALUATION ACCOUNTS AND RESERVES

                                 (IN THOUSANDS)

                                                       BALANCE AT                            BALANCE AT
YEAR ENDED DECEMBER 31, 1999                            12/31/98    ADDITIONS   DEDUCTIONS    12/31/99
----------------------------                           ----------   ---------   ----------   ----------
Doubtful accounts and allowances.....................    $11,172     $17,352     $(19,769)     $ 8,755
Deferred tax assets valuation allowance..............     92,177          --      (17,838)      74,339
Accumulated amortization of goodwill and other
  intangibles........................................     10,658       3,219       (1,753)      12,124
Accumulated amortization of software.................     13,311       2,333       (2,889)      12,755

                                                       BALANCE AT                            BALANCE AT
YEAR ENDED DECEMBER 31, 1998                            12/31/97    ADDITIONS   DEDUCTIONS    12/31/98
----------------------------                           ----------   ---------   ----------   ----------
Doubtful accounts and allowances.....................    $ 7,304     $17,950     $(14,082)     $11,172
Deferred tax assets valuation allowance..............     13,432      92,177      (13,432)      92,177
Accumulated amortization of goodwill and other
  intangibles........................................      8,625       2,033           --       10,658
Accumulated amortization of software.................     10,771       2,856         (316)      13,311

                                                       BALANCE AT                            BALANCE AT
YEAR ENDED DECEMBER 31, 1997                            12/31/96    ADDITIONS   DEDUCTIONS    12/31/97
----------------------------                           ----------   ---------   ----------   ----------
Doubtful accounts and allowances.....................    $ 7,848     $10,418     $(10,962)     $ 7,304
Deferred tax assets valuation allowance..............      8,267       5,805         (640)      13,432
Accumulated amortization of goodwill and other
  intangibles........................................      6,592       2,033           --        8,625
Accumulated amortization of software.................      8,338       3,244         (811)      10,771