Form 10-Q
period 2000-04-02
WKI HOLDING CO INC
filed 2000-05-17
CIK 1063574

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 2, 2000

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM             TO

                        COMMISSION FILE NUMBER 333-57099

                           WKI HOLDING COMPANY, INC.

                                  (Registrant)

               DELAWARE                                     16-1403318
       (State of incorporation)                (I.R.S. Employer Identification No.)

   ONE PYREX PLACE, ELMIRA NEW YORK                           14902
    (Address of principal executive                         (Zip Code)
               offices)

    Registrant's telephone number, including area code: 607-377-8000

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

    66,857,143 shares of WKI Holding Company, Inc.'s, $0.01 Par Value, were outstanding as of May 17, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1--FINANCIAL STATEMENTS

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                           WKI HOLDING COMPANY, INC.
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                               FOR THE 93       FOR THE 90
                                                               DAYS ENDED       DAYS ENDED
                                                              APRIL 2, 2000   MARCH 31, 1999
                                                              -------------   --------------
Net sales...................................................   $  183,199       $  113,229

Cost of sales...............................................      122,647           75,639
Selling, general and administrative expenses................       52,437           35,131
Provision for restructuring costs...........................           --           76,200
Integration related expenses................................        4,624               --
Other expense...............................................        2,839              102
                                                               ----------       ----------

Operating income (loss).....................................          652          (73,843)
Interest expense............................................       16,878            9,878
                                                               ----------       ----------

Loss before taxes on income.................................      (16,226)         (83,721)
Income tax benefit..........................................       (6,049)            (273)
                                                               ----------       ----------

Loss before minority interest...............................      (10,177)         (83,448)
Minority interest in (earnings) losses of subsidiary........          (43)               3
                                                               ----------       ----------

Net loss....................................................      (10,220)         (83,445)
                                                               ----------       ----------

Preferred stock dividends...................................       (3,168)            (983)
                                                               ----------       ----------

NET LOSS APPLICABLE TO COMMON STOCK.........................   $  (13,388)      $  (84,428)
                                                               ----------       ----------

BASIC AND DILUTED LOSS PER COMMON SHARE.....................   $    (0.20)      $    (3.52)
                                                               ----------       ----------

Weighted average number of common shares outstanding during
  the period................................................   66,857,143       24,000,000

        The accompanying notes are an integral part of these statements.

                           WKI HOLDING COMPANY, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              APRIL 2, 2000   DECEMBER 31, 1999
                                                              -------------   -----------------
                                                                       (IN THOUSANDS)
                                            ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................    $   7,303         $   8,368
  Accounts receivable, (net of allowances--$14,610 in 2000
    and $8,755 in 1999).....................................      110,326           141,308
  Inventories:
    Finished and in-process goods...........................      208,040           195,200
    Raw materials and supplies..............................       25,203            27,411
  Deferred taxes on income..................................       32,051            25,303
  Other current assets......................................       23,069            20,816
                                                                ---------         ---------
      Total current assets..................................      405,992           418,406
                                                                ---------         ---------
OTHER ASSETS
  Deferred taxes on income..................................       23,583            23,583
  Other assets..............................................       44,633            43,495
                                                                ---------         ---------
                                                                   68,216            67,078
                                                                ---------         ---------
PROPERTY AND EQUIPMENT
  Land......................................................        4,041             4,996
  Buildings.................................................       82,754            86,873
  Machinery and equipment...................................      284,581           303,949
                                                                ---------         ---------
                                                                  371,376           395,818
  Less accumulated depreciation.............................     (222,178)         (241,788)
                                                                ---------         ---------
                                                                  149,198           154,030
                                                                ---------         ---------
INTANGIBLES
  Trademarks (net of accumulated amoritization of $4,964 in
    2000 and $3,384 in 1999)................................      163,907           165,487
  Goodwill (net of accumulated amoritization of $10,382 in
    2000 and $8,740 in 1999)................................      174,750           174,678
                                                                ---------         ---------
                                                                  338,657           340,165
                                                                ---------         ---------
        TOTAL ASSETS........................................    $ 962,063         $ 979,679
                                                                =========         =========
                             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..........................................    $  42,135         $  56,346
  Debt payable within one year..............................        3,880             3,650
  Other current liabilities.................................       92,376           111,800
                                                                ---------         ---------
                                                                  138,391           171,796
                                                                ---------         ---------
OTHER LIABILITIES
  Long-term debt............................................      695,562           669,253
  Non-pension post-employment benefit obligations...........       38,352            37,113
  Other long-term liabilities...............................       14,595            15,090
                                                                ---------         ---------
                                                                  748,509           721,456
                                                                ---------         ---------
Commitments (Note 6)

STOCKHOLDERS' EQUITY
  Preferred Stock--5,000,000 shares authorized; 3,200,000
    shares issued in 2000 and 1999..........................       91,598            88,430
  Common Stock--$0.01 par value, 75,000,000 shares
    authorized; 66,857,143 issued and outstanding in 2000
    and 1999................................................          669               669
  Treasury Stock (180,000 shares held in treasury in
    2000)...................................................         (630)               --
  Contributed capital.......................................      603,226           603,226
  Accumulated deficit.......................................     (617,500)         (604,112)
  Accumulated other comprehensive income....................       (2,200)           (1,786)
                                                                ---------         ---------
      Total stockholders' equity............................       75,163            86,427
                                                                ---------         ---------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..........    $ 962,063         $ 979,679
                                                                =========         =========

        The accompanying notes are an integral part of these statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           WKI HOLDING COMPANY, INC.
                                 (IN THOUSANDS)

                                                               FOR THE 93       FOR THE 90
                                                               DAYS ENDED       DAYS ENDED
                                                              APRIL 2, 2000   MARCH 31, 1999
                                                              -------------   --------------
CASH FLOWS USED IN OPERATING ACTIVITIES:
  Net loss..................................................    $(10,220)        $(83,445)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
      Depreciation and amortization.........................      11,808            7,948
      Amortization of deferred financing fees...............         541              421
      Minority interest in earnings (losses) of
        subsidiary..........................................          43               (3)
      Deferred tax provision................................      (7,494)             (16)
      Provision for restructuring costs, net of cash paid...          --           75,950
    Changes in operating assets and liabilities:
      Accounts receivable...................................      30,982           14,352
      Inventories...........................................     (10,632)          (3,988)
      Prepaid expenses and other current assets.............      (2,253)            (867)
      Accounts payable and accrued expenses.................     (32,089)         (22,025)
      Other assets/liabilities..............................       4,342            1,928
                                                                --------         --------
        NET CASH USED IN OPERATING ACTIVITIES...............     (14,972)          (9,745)
                                                                --------         --------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to property and equipment and other assets......     (11,602)          (3,219)
                                                                --------         --------
        NET CASH USED IN INVESTING ACTIVITIES...............     (11,602)          (3,219)
                                                                --------         --------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Net borrowing on revolving credit facility................      28,400           11,200
  Repayment of long-term debt, other than revolving credit
    facility................................................      (2,261)          (1,610)
  Treasury stock purchases..................................        (630)              --
                                                                --------         --------
        NET CASH PROVIDED BY FINANCING ACTIVITIES...........      25,509            9,590
                                                                --------         --------

Net change in cash and cash equivalents.....................      (1,065)          (3,374)
Cash and cash equivalents at beginning of year..............       8,368            9,057
                                                                --------         --------

CASH AND CASH EQUIVALENTS AT END OF YEAR....................    $  7,303         $  5,683
                                                                ========         ========
SUPPLEMENTAL DATA:
  Cash paid during the year for:
  Income taxes..............................................    $    753         $    388
  Interest..................................................      11,916            2,682
  Non-cash activity:
  Preferred stock dividends.................................    $  3,168         $    983

        The accompanying notes are an integral part of these statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                           WKI HOLDING COMPANY, INC.

                                 (In thousands)

                                                                                            ACCUMULATED
                                                                                               OTHER           TOTAL
                             PREFERRED    COMMON    TREASURY   CONTRIBUTED   ACCUMULATED   COMPREHENSIVE   STOCKHOLDERS'
                               STOCK      STOCK      STOCK       CAPITAL       DEFICIT        INCOME          EQUITY
                             ---------   --------   --------   -----------   -----------   -------------   -------------
BALANCE, DECEMBER 31,
  1999.....................   $88,430      $669      $  --       $603,226     $(604,112)      $(1,786)       $ 86,427

Net loss...................                                                     (10,220)                      (10,220)
Foreign currency
  translation adjustment,
  net of tax...............                                                                      (414)           (414)
                                                                                                             --------
Total comprehensive
  income...................                                                                                   (10,634)
                                                                                                             --------
Repurchase of common
  stock....................                           (630)                                                      (630)
Preferred stock
  dividends................     3,168                                            (3,168)                           --
                              -------      ----      -----       --------     ---------       -------        --------

BALANCE APRIL 2, 2000......   $91,598      $669      $(630)      $603,226     $(617,500)      $(2,200)       $ 75,163
                              =======      ====      =====       ========     =========       =======        ========

        The accompanying notes are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           WKI HOLDING COMPANY, INC.

(1) NATURE OF OPERATIONS AND BASIS OF PRESENTATION

    WKI Holding Company, Inc. (formerly known as CCPC Holding Company, Inc.), (the Company or WKI) is a leading manufacturer and marketer of housewares, including bakeware, dinnerware, rangetop cookware, kitchen and household tools, cleaning products, cutlery and precision cutting tools. The Company believes that its brands, including Corningware-Registered Trademark-, Pyrex-Registered Trademark-, Corelle-Registered Trademark-, Revere Ware-Registered Trademark-, Visions-Registered Trademark-,
EKCO-Registered Trademark-, Via-Registered Trademark-, Baker's Secret-Registered Trademark-, Chicago Cutlery-Registered Trademark-, Clean Results-Registered Trademark-, OLO-Registered Trademark-,
OXO-Registered Trademark- and Grilla Gear-Registered Trademark- constitute one of the broadest and best recognized collection of brands in the housewares industry.

    Effective September 13, 1999 and October 21, 1999 the Company acquired the outstanding stock of The Ekco Group Inc. (EKCO) and General Housewares Corp.
(GHC), respectively. The acquisitions were accounted for under the purchase method of accounting and the financial statements include the results of EKCO's and GHC's operations from the date of the acquisitions (see Note 2).

    Pursuant to Regulation 15(d) of the Securities Act of 1934, the Company is filing herein its quarterly report on Form 10-Q which includes the first fiscal quarter of the year ended December 31, 2000. The consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. The consolidated financial statements have been compiled without audit and are subject to such year-end adjustments as may be considered appropriate by the registrant and should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1999 which has been filed with the Securities and Exchange Commission.

(2) ACQUISITIONS

    Effective September 13, 1999 and October 21, 1999 the company acquired the outstanding stock of EKCO and GHC, respectively. The financial statements include the results of EKCO's and GHC's operations from the above acquisition dates.

    The EKCO transaction was closed by the Company on October 24, 1999 following EKCO's initial purchase by CCPC Acquisition Corp. (the Company's Parent), on September 13, 1999. The Company acquired EKCO for approximately $229 million, including the assumption of debt and transaction fees. The Company financed this acquisition through the issuance of $150 million in common stock from the Company's parent, $71.5 million short term borrowing from an affiliate of the Company's parent and borrowing under the Company's existing credit facility.

    The Company acquired GHC for approximately $159 million, including the repayment of debt and transaction fees. The Company financed the acquisition through the issuance of $50 million in Junior Preferred Stock to an affiliate of the Company's parent and borrowings under the Company's existing revolving credit facilities.

    The acquisitions were accounted for under the purchase method of accounting. Accordingly, the purchase prices have been allocated to the assets acquired and liabilities assumed based on the fair values at the date of acquisition. As of April 2, 2000 the final allocation of the purchase price to the net assets acquired was not complete for both EKCO and GHC. The acquisition price paid to the Company's parent for the EKCO business is not yet finalized. The Company's parent is currently in the process of selling the Aspen Pet Products ("Aspen") business. Subsequent to completion of the sale of the assets of Aspen the Company will make a final determination of the purchase price of the EKCO business. Although the sales process is underway it is not known when the sale will be completed and the purchase price finalized.

                           WKI HOLDING COMPANY, INC.

(2) ACQUISITIONS (CONTINUED)
    The following unaudited pro forma results of operations give effect to the EKCO and GHC acquisitions as if they had occurred on January 1, 1999.

                                                                 FOR THE
                                                              90 DAYS ENDED
                                                              MARCH 31, 1999
                                                              --------------
                                                               (UNAUDITED)
Net sales...................................................      $182,471
Income applicable to common stock...........................       (93,360)
Earnings per share..........................................         (1.40)

    The pro forma information provided does not purport to be indicative of actual results of operations if the EKCO and GHC acquisitions had occurred on January 1, 1999, and is not intended to be indicative of future results or trends.

(3) RESTRUCTURING

    In the first quarter of 1999 the Company initiated a plan to restructure its manufacturing and supply organization as part of a program designed to reduce costs through the elimination of under-utilized capacity, unprofitable product lines and increased utilization of the remaining facilities. The program resulted in a $76.2 million charge in the first quarter of 1999. The Company is currently in the final stages of this project and incurred cash charges of $3.7 million relating to the project in the first quarter of 2000.

(4) SUPPLEMENTAL BALANCE SHEET DATA

                                                   APRIL 2, 2000   DECEMBER 31, 1999
                                                   -------------   -----------------
OTHER CURRENT LIABILITIES
  Wages and employee benefits....................     $15,347          $ 30,935
  Accrued advertising and promotion..............      19,531            21,884
  Accrued interest...............................      14,948            10,063
  Other accrued expenses.........................      42,550            48,918
                                                      -------          --------
                                                      $92,376          $111,800
                                                      =======          ========

(5) RELATED PARTY TRANSACTIONS

    The following transactions with Corning and Borden are included in the consolidated statements of operations for the 93 days ended April 2, 2000 and for the 90 ended days March 31, 1999

                                                       FOR THE         FOR THE
                                                    93 DAYS ENDED   90 DAYS ENDED
                                                    APRIL 2, 2000   MARCH 31, 1999
                                                    -------------   --------------
Centralized services..............................     $1,350            $2,423
Management fees to Borden.........................        625               375

    Corning provided and continues to provide certain administrative and operating support (reflected above as centralized services) including financial services, information systems support, risk management,

                           WKI HOLDING COMPANY, INC.

(5) RELATED PARTY TRANSACTIONS (CONTINUED) purchasing, transportation, benefit plans administration, and engineering services. Prior to the Recapitalization, WKI was charged for this support using various allocation bases including number of employees, related payroll costs, and direct efforts expended. These costs, which are included in cost of sales and selling, general, and administrative expenses are currently charged to WKI by Corning under a transition services agreement using negotiated rates agreed upon by the management of WKI. Management believes that the methodology used to allocate the costs is reasonable, but may not necessarily be indicative of the costs that would have been incurred had these functions been performed by WKI.

    The Company paid Borden a management fee at an annual rate of $1.5 million for the period April 1, 1998 through December 31, 1999. Effective January 1, 2000 the Borden management fee increased to $2.5 million annually.

(6) COMMITMENTS

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

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

BACKGROUND

    WKI Holding Company Inc. (WKI or the Company) is a leading manufacturer and marketer of oven/ bakeware, rangetop cookware, kitchen and household tools, tabletop dinnerware, cutlery, precision cutting tools and cleaning products. The Company has strong positions in major channels of distribution for its products in North America and has also achieved a significant presence in certain international markets, primarily Asia, Australia, Latin America and the United Kingdom. In North America, the Company sells both on a wholesale basis to retailers, distributors, and other accounts that resell the Company's products and on a retail basis through Company-operated outlet stores. In the international market, the Company has established its presence on a wholesale basis through an international sales force along with localized distribution and marketing capabilities.

    Prior to April 1, 1998, the Company operated as a wholly-owned subsidiary of Corning Inc. (Corning). During this period, Corning provided the Company with certain process-oriented administrative services, such as benefits administration, accounts payable, accounts receivable, treasury and tax services. Corning has agreed pursuant to a transition services agreement to continue to provide such services for up to two years at negotiated rates (expiring in April 2000) calculated on the same basis as before April 1, 1998. By December 31, 1999, the Company had developed its administrative infrastructure and had assumed or outsourced to third parties essentially all of the functions previously performed by Corning.

    Effective September 13, 1999 and October 21, 1999 the Company acquired the outstanding stock of The Ekco Group Inc. (EKCO) and General Housewares Corporation (GHC), respectively. The acquisitions are being accounted for under the purchase method of accounting, and accordingly, the financial statements include the results of EKCO's and GHC's operations from the respective dates of these acquisitions.

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

RESULTS OF OPERATIONS

                                                                                  FOR THE
                                                       FOR THE                 90 DAYS ENDED
                                                    93 DAYS ENDED   % OF NET     MARCH 31,     % OF NET
                                                    APRIL 2, 2000    SALES         1999         SALES
                                                    -------------   --------   -------------   --------
Net sales.........................................     $183,199      100.0%      $113,229       100.0%
Cost of sales.....................................      122,647       66.9         75,639        66.8
                                                       --------      -----       --------       -----
Gross profit......................................       60,552       33.1         37,590        33.2
Selling, general and administrative...............       52,437       28.6         35,131        31.0
Provisions for restructuring costs................           --                    76,200        67.3
Integration related expenses......................        4,624        2.5             --         0.0
Other expense.....................................        2,839        1.5            102         0.1
                                                       --------      -----       --------       -----
Operating income (loss)...........................          652        0.4        (73,843)      (65.2)
Interest expense..................................       16,878        9.2          9,878         8.7
                                                       --------      -----       --------       -----
Loss before taxes on income.......................      (16,226)      (8.9)       (83,721)      (73.9)
Income tax benefit................................       (6,049)      (3.3)          (273)       (0.2)
                                                       --------      -----       --------       -----
Loss before min. int..............................      (10,177)      (9.6)       (83,448)      (73.7)
Minority interest in subsidiary...................          (43)        --              3          --
                                                       --------      -----       --------       -----
Net loss..........................................     $(10,220)      (9.6)%     $(83,445)      (73.7)%
                                                       ========      =====       ========       =====
EBITDA............................................     $ 12,460        6.8%      $(65,895)      (58.2)%
  Integration related expenses....................        4,624                        --
  Restructuring costs.............................           --                    76,200
                                                       --------                  --------
Adjusted EBITDA...................................     $ 17,084        9.3%      $ 10,305         9.1%
                                                       ========      =====       ========       =====

    The following pro forma net sales table gives effect to the EKCO and GHC acquisitions as if they had occurred on January 1, 1999.

                                                                              PRO FORMA
                                                            FIRST QUARTER   FIRST QUARTER
                                                                2000            1999        $ CHANGES
                                                            -------------   -------------   ---------
North America.............................................    $155,862        $162,687      $ (6,825)
Asia(2)...................................................      16,244           9,125         7,119
Other International.......................................      11,093          10,659           434
                                                              --------        --------      --------
  Net sales...............................................    $183,199        $182,471(1)   $    728
                                                              ========        ========      ========

------------------------

(1) Includes $69.2 million of EKCO and GHC pro forma net sales.

(2) Asia consists of Japan, Korea, China and West Asian countries. 1998 and 1997 have been reclassified to conform with 1999 presentations.

FIRST QUARTER APRIL 2, 2000 VERSUS FIRST QUARTER MARCH 31, 1999

NET SALES

    Net sales for the first quarter ended April 2, 2000 were $183.2 million, an increase of 61.8% over first quarter 1999 net sales of $113.2 million. On a pro forma basis, assuming that the Ekco and GHC acquisitions had occurred on January 1, 1999, net sales for the first quarter of 2000 were 0.4% higher than pro forma net sales for the first quarter of 1999 of $182.5 million. The increase in pro forma net sales is a result of increases in Asian and Other International net sales partially offset by a decrease in North America as explained below.

NORTH AMERICA

    2000 net sales in North America were $155.9 million, a $59.2 million increase over 1999. On a pro forma basis, assuming that the Ekco and GHC acquisitions had occurred on January 1, 1999, net sales for the first quarter of 2000 were $6.8 million lower than 1999's total of $162.7 million.

    Pro forma net sales to United States and Canadian trade customers declined 4.3% or $5.8 million to $128.7 million in the first quarter of 2000 versus the first quarter of 1999. The decline was due to two major factors. Early in 1999 the Company terminated production of rangetop cookware at its Clinton, Illinois manufacturing facility and moved production to a third party manufacturer in Indonesia. The Company experienced start up issues on the transfer, which caused temporary product shortages and a short-term sales loss in the first quarter of 2000. The Company also decided to exit its commercial tableware product line early in 1999. The first quarter of 1999 included $1.6 million of net sales in the discontinued product line while the first quarter of 2000 included only
$0.1 million of sales relating to this product line. These declines were partially offset by the new product introductions in the first quarter of 2000. The New Pyrex Storage Deluxe line of storage products, which first shipped in the first quarter of 2000, generated sales of approximately $2.9 million. Additionally, the Company introduced a new line of OXO-Registered Trademark-stainless steel kitchen and hardware tools utilizing its Good
Grips-Registered Trademark- technology which generated sales of $3.2 million in the first quarter of 2000.

    Sales at the Company-owned outlet stores declined $1.0 million or 3.7% to $27.2 million for first quarter 2000 versus first quarter 1999, due principally to supply issues as priority is given to supplying the third party customers.

ASIA

    Asia first quarter 2000 net sales were $16.2 million, an increase of $7.1 million or 78.0% over 1999 net sales of $9.1 million. Asian sales benefited from stronger economic condition in the first quarter of 2000 relative to the first quarter of 1999. In addition supply issues in 1999 limited the Company's distribution of Corelle-Registered Trademark- products in Asia. The Corelle-Registered Trademark- supply issues in Asia were resolved in 2000. There were no pro forma adjustments relating to Asia.

OTHER INTERNATIONAL

    Pro forma first quarter 2000 net sales for Other International were $11.1 million, a $0.4 million or 3.7% increase over the first quarter 1999 pro forma net sales of $10.7 million. The increase is primarily attributable to the improvement in Latin American economies in 2000 compared to 1999.

GROSS PROFIT

    Gross profit for 2000 was $60.6 million or 33.1% of net sales, compared to the 1999 gross profit of $37.6 million or 33.2% of net sales. Manufacturing efficiencies, cost reduction programs and a change in product mix were offset by the reduction in higher margin Company-owned factory store sales.

    In the first quarter of 1999, the Company initiated a plan to restructure its manufacturing and supply organization as part of a program designed to reduce costs through the elimination of under-utilized capacity, unprofitable product lines and increased utilization of the Company's remaining facilities. The Company achieved its planned efficiencies and cost reductions through the manufacturing rationalization.

However, the full effect of the rationalization project will not be realized in earnings until late in 2000 due to start up supply issues related to outsourcing the manufacturing of a significant portion of the Company's rangetop cookware product which has temporarily limited the availability of these products to the Company-owned outlet stores. Company-owned outlet store sales have higher gross margins than sales to trade customers. As noted above product distribution was prioritized in favor of third party customers rather than to Company-owned outlet stores.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses were $52.4 million in the first quarter of 2000, an increase of $17.3 million over the 1999 selling, general and administrative expenses of $35.1 million. As a percentage of net sales, first quarter 2000 selling, general and administrative expense were 28.6% compared to 31.0% in the first quarter of 1999. The significant improvement as a percentage of net sales is a result of synergies realized from the combination of the EKCO and GHC businesses with WKI and a reduction in the Company's dependence on Corning Inc., our prior owner, for administrative services. By the end of 1999 the Company had developed its administrative infrastructure and had assumed or outsourced to third parties, essentially all of these functions previously performed by Corning Inc. As an independent company WKI was able to perform many of the administrative tasks previously performed by Corning at a significantly lower cost.

    EKCO and GHC were acquired in a purchase business combination on September 13, 1999 and October 21, 1999, respectively. Since the acquisitions, the Company has been able to gain operating efficiencies primarily from combining sales and marketing operations and consolidating certain other administrative functions including finance, executive administration and information technology. The Company is continuing its efforts to fully integrate these businesses into WKI and anticipates significant synergies throughout the remainder of the year.

    The savings noted above were partially offset by increased advertising costs to support the launch of the Company's new products introduced in the first quarter of 2000.

RESTRUCTURING

    In the first quarter of 1999 the Company recorded a $76.2 million charge relating to the restructuring of the Company's manufacturing and supply organization designed to reduce costs through the elimination of under-utilized capacity, unprofitable product lines and increased utilization of the remaining facilities. Management believes that the changes covered by this plan will improve the Company's competitive position by reducing manufacturing and distribution costs and by opening up diverse sources of supply both in the United States and internationally.

INTEGRATION RELATED EXPENSES

    Integration related expenses were $4.6 million in the first quarter of 2000. The Company is incurring costs relating to the integration of EKCO and GHC's operations into WKI. The integration costs primarily relate to the systems implementations, employee compensation arrangements, consulting services and other integration costs.

OTHER EXPENSE

    Other operating expense was $2.8 million in the first quarter of 2000 compared to $0.1 million in 1998. The $2.7 million increase is primarily a result of the amortization of trademarks and goodwill resulting from the business combination.

OPERATING LOSS

    As a result of the factors discussed above, operating loss decreased by $74.5 million to income of $0.7 million for the first quarter of 2000 from a loss of $73.8 million in 1999. Excluding the impact of the restructuring and integration related expenses operating income increased by $2.9 million to $5.3 million in the first quarter of 2000 from $2.4 million in the first quarter of 1999.

INTEREST EXPENSE

    Interest expense increased $7.0 million to $16.9 million from $9.9 million in 1999. The increase is attributable to higher debt levels related to the acquisitions late in 1999 and an increase in market rates of interest during 2000.

INCOME TAX EXPENSE

    The $6.0 million income tax benefit in the first quarter of 2000 compared to a $0.3 million income tax benefit in the first quarter of 1999, which resulted from the Company not recognizing a benefit on its pretax losses in the first quarter of 1999.

ADJUSTED EBITDA (EARNINGS BEFORE NET INTEREST EXPENSE, INCOME TAXES, DEPRECIATION AND AMORTIZATION, RESTRUCTURING EXPENSES, INTEGRATION RELATED EXPENSES AND MINORITY INTEREST)

    As a result of the factors discussed above, EBITDA increased by $6.8 million to $17.1 million for the first quarter of 2000 from $10.3 million in the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

ACQUISITIONS

    Effective September 13, 1999 and October 21, 1999 the Company acquired the outstanding stock of The EKCO Group Inc. (EKCO) and General Housewares Corporation (GHC), respectively. The financial statements include the results of Ekco's and GHC's operations from the above acquisition dates. The EKCO transaction was closed by the Company on October 24, 1999 following EKCO's initial purchase by CCPC Acquisition Corp. (the Company's parent) on September 13, 1999.

    The General Housewares Corp. transaction was valued at $159 million, including the repayment of debt and transaction fees. The Company financed the acquisition through the issuance of $50 million in Junior Preferred Stock to an affiliate of the Company's parent and borrowings under the Company's existing revolving credit facilities.

    The EKCO Group Inc. transaction was valued at approximately $229 million, including the assumption of $3.4 million of 9 1/4 series B senior notes due in 2006, $2.1 million of industrial revenue bonds and other debt and transaction fees. The Company financed this acquisition through the issuance of $150 million in common stock from the Company's parent, a $71.5 million short term borrowing from an affiliate of the Company's parent and borrowings under the Company's existing credit facility. The borrowing from an affiliate was repaid in 1999 through the addition of a $100 million term loan to the Company's senior credit facilities. The new term loan matures in 2007.

    The acquisitions were accounted for under the purchase method of accounting. Accordingly, the purchase prices have been allocated to the assets acquired and liabilities assumed based on the fair values at the date of acquisition. As of April 2, 2000 the final allocation of the purchase price to the net assets acquired was not complete for both Ekco and GHC. The acquisition price paid to the Company's parent for the EKCO business is not yet finalized. The Company's parent is currently in the process of selling the Aspen Pet Products ("Aspen") business. Subsequent to completion of the sale of the assets of Aspen the Company will make a final determination of the purchase price of the EKCO business. Although the sales process is underway it is not known when the sale will be completed and the purchase price finalized.

CASH FLOWS

    In 2000, the Company's operating activities used cash of $15.0 million compared to $9.7 million used by operating activities during the first quarter of 1999. The fluctuation is primarily attributable to expenses associated with the integration of the Ekco and GHC businesses into WKI's operations. Investing activities used cash of $11.6 million in 2000 compared to $3.2 million in 1999. The fluctuation in investing activities is attributable to costs associated with the systems implementation in the newly acquired Ekco and GHC businesses as well as a scheduled tank repair at the Company's primary dinnerware manufacturing facility. Net cash provided by financing operations totaled $25.5 million for 2000 compared to $9.6 million in 1999. The increase is a result of the items noted above and acquisition-related increases in interest expense.

    At April 2, 2000 the Company had $73.4 million of borrowing capacity available under its revolving line of credit. The Company believes that cash flow from operating activities, together with borrowings available under the revolving credit facility, will be sufficient to fund the Company's currently anticipated working capital requirements, capital expenditures, interest payments and scheduled principal payments. Any future acquisitions, joint ventures or similar transactions will likely require additional capital and there can be no assurance that any such capital will be available to the Company on acceptable terms or at all.

INTEGRATION COSTS

    Since the acquisitions of EKCO and GHC the Company has been able to gain significant efficiencies. The Company is continuing its efforts to fully integrate these businesses into WKI, which will result in significant additional synergies throughout the remainder of the year. The Company anticipates cash outlays of approximately $60.0 million in year 2000 relating to the integration of the EKCO and GHC businesses into WKI, approximately $15.0 million of which has been incurred through April 2, 2000. These year 2000 cash outlays include approximately $20.0 million of capital expenditures relating to systems implementation and the start up of a new distribution center. The Company has incurred approximately $3.7 million of these capital expenditures in the first quarter of 2000. The remaining cash outlays for integration in year 2000 consist of approximately $20.0 million of severance and other employee compensation arrangements, approximately $8.0 million in cash charges relating to the systems implementation and the start up of the new distribution center that will be expensed in year 2000 earnings and the remainder relates to other integration costs.

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

    The restructuring includes the discontinuation of the commercial tableware product line and closure of the related portion of the Company's manufacturing facility in Charleroi, Pennsylvania. In order to improve the utilization of the Charleroi facility the Company moved Corelle-Registered Trademark- cup production to its Martinsburg, West Virginia facility and to third party suppliers. The Company terminated its supply contract with Corning's Greenville, Ohio facility and Pyrex-Registered Trademark- production was consolidated at the Charleroi facility. Additionally, the Company discontinued manufacturing rangetop cookware and closed its manufacturing and distribution center in Clinton, Illinois. This product is currently being sourced from third party manufacturers.

    The cash and non-cash elements of the restructuring charge approximate $15.2 million and $53.8 million, respectively. The Company has spent
$13.9 million in cash on the program to date, $3.7 million in the first quarter of 2000. The remaining cash charges will be incurred primarily in 2000.

RISK MANAGEMENT

    The Company primarily has market risk in the areas of foreign currency and fixed rate debt. The Company invoices most of its international sales in U.S. dollars, minimizing the effect of foreign exchange gains or losses on its earnings. As a result, the Company's foreign sales are affected by currency fluctuations versus U.S. dollars invoicing.

    Currency exchange fluctuations significantly affect the Company's foreign sales and earnings. The strength of the U.S. dollar has increased, in 2000, and may in future periods, increase the effective price of the Company's products sold in U.S. dollars with the result of materially adversely affecting sales. The Company's costs are predominantly denominated in U.S. dollars. With respect to sales conducted in foreign currencies, increased strength of the U.S. dollar decreases the Company's reported revenues and margins in respect of such sales to the extent the Company is unable or determines not to increase local currency prices.

    At April 2, 2000, the Company had $211.0 million in fixed rate debt outstanding. The Company realizes gains and losses on these financial instruments as the market interest rates fluctuate. The fair value of the Company's fixed rate debt at April 2, 2000, was $220.4 million resulting from changes in market conditions, primarily interest rates.

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

                           PART II--OTHER INFORMATION

ITEM 1--LEGAL PROCEEDINGS

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

    In addition to product liability claims, from time to time the Company is involved in various legal actions in the ordinary course of business. The Company is not currently involved in any legal actions, which, in the belief of management could have a material adverse impact on the Company.

                                    PART IV

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibit

       1.  Financial Data Schedule

    (b)  Reports on Form 8-K

         On January 3, 2000 the Company filed a Form 8-K/A to amend its
         Form 8-K filed on December 4, 1999. The amendment included pro forma financial information relating to the acquisition of General Housewares Corp. and EKCO Group Inc.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    WKI HOLDING COMPANY, INC.

By               /s/ NATHANIEL C. STODDARD              President and                    May 17, 2000
           --------------------------------------         Chief Executive Officer
                  (Nathaniel C. Stoddard)

By                 /s/ ANTHONY P. DEASEY                Senior Vice President and        May 17, 2000
           --------------------------------------         Chief Financial Officer
                    (Anthony P. Deasey)