Form 10-Q
period 2000-07-02
WKI HOLDING CO INC
filed 2000-08-16
CIK 1063574

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          JULY 2, 2000
                              --------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to____________

                                   Commission file number 333-57099

                            WKI HOLDING COMPANY, INC.
                                  (Registrant)

              DELAWARE                                   16-1403318
-----------------------------------------    -----------------------------------
       (State of incorporation)             (I.R.S. Employer Identification No.)

    ONE PYREX PLACE, ELMIRA NEW YORK                       14902
-----------------------------------------    -----------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  607-377-8000

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

66,857,143 shares of WKI Holding Company, Inc.'s, $0.01 Par Value, were outstanding as of August 16, 2000.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF OPERATIONS
WKI HOLDING COMPANY, INC.
(In thousands, except share and per share amounts)



                                                           FOR THE 91         FOR THE 91           FOR THE 184        FOR THE 181
                                                           DAYS ENDED         DAYS ENDED           DAYS ENDED          DAYS ENDED
                                                          JULY 2, 2000       JUNE 30, 1999       JULY 2, 2000       JUNE 30, 1999
Net sales                                                $       169,533    $      108,548    $       352,732      $       221,777
Cost of sales                                                    117,633            69,461            240,280              145,100
Selling, general and administrative expenses                      53,678            36,843            106,115               72,828
Provision for restructuring costs                                     --                --                 --               76,200
Integration related expenses                                       9,464                --             14,088                   --
Other expense (income)                                             3,560            (1,167)             6,399               (1,919)
                                                         ---------------    --------------    ---------------     ----------------
Operating income (loss)                                          (14,802)            3,411            (14,150)             (70,432)
Interest expense                                                  19,291            10,078             36,169               19,956
                                                         ---------------    --------------    ---------------     ----------------
Loss before taxes on income                                      (34,093)           (6,667)           (50,319)             (90,388)
Income tax benefit                                                    --              (103)            (6,049)                (377)
                                                         ---------------    --------------    ----------------    ----------------
Loss before minority interest                                    (34,093)           (6,564)            (44,270)            (90,011)
Minority interest in (earnings) of subsidiary                        (66)             (110)               (109)               (108)
                                                         ---------------    --------------    ----------------    ----------------
Net loss                                                         (34,159)           (6,674)            (44,379)            (90,119)
                                                         ---------------    --------------    ----------------    ----------------
Preferred stock dividends                                         (3,284)           (1,013)             (6,452)             (1,996)
                                                         ---------------    --------------    ----------------    ----------------
NET LOSS APPLICABLE TO COMMON STOCK                      $       (37,443)   $       (7,687)            (50,831)            (92,115)
                                                         ===============    ==============    ================    ================

BASIC AND DILUTED LOSS PER COMMON SHARE                  $         (0.56)   $        (0.32)              (0.76)              (3.84)
                                                         ===============    ==============    ================    ================

Weighted average number of common shares
      outstanding during the period                           66,857,143        24,000,000          66,857,143          24,000,000


The accompanying notes are an integral part of these statements.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
WKI HOLDING COMPANY, INC.
(In thousands)



ASSETS                                                                                    JULY 2, 2000         DECEMBER 31, 1999
------                                                                                ----------------         -----------------
CURRENT ASSETS
    Cash and cash equivalents                                                         $          5,086         $           8,368
    Accounts receivable, (net of allowances - $4,199 in 2000
       and $8,755 in 1999)                                                                      38,640                   141,308
    Inventories:
      Finished and in-process goods                                                            222,753                   195,200
      Raw materials and supplies                                                                25,564                    27,411
    Deferred taxes on income                                                                    33,855                    25,303
    Other current assets                                                                        24,499                    20,816
                                                                                      ----------------         -----------------
      Total current assets                                                                     350,397                   418,406
                                                                                      ----------------         -----------------

OTHER ASSETS
    Deferred taxes on income                                                                    23,583                    23,583
    Other assets                                                                                52,000                    43,495
                                                                                      ----------------         -----------------
                                                                                                75,583                    67,078
                                                                                      ----------------         -----------------

PROPERTY AND EQUIPMENT
    Land                                                                                         4,038                     4,996
    Buildings                                                                                   82,471                    86,873
    Machinery and equipment                                                                    287,847                   303,949
                                                                                      ----------------         -----------------
                                                                                               374,356                   395,818
    Less accumulated depreciation                                                             (227,059)                 (241,788)
                                                                                      ----------------         -----------------
                                                                                               147,297                   154,030
                                                                                      ----------------         -----------------

INTANGIBLES
    Trademarks (net of accumulated amortization of $6,551 in 2000
       and $3,384 in 1999)                                                                     162,321                   165,487
    Goodwill (net of accumulated amortization of $12,934 in 2000
       and $8,740 in 1999)                                                                     186,586                   174,678
                                                                                      ----------------         -----------------
                                                                                               348,907                   340,165
                                                                                      ----------------         -----------------
TOTAL ASSETS                                                                          $        922,184         $         979,679
                                                                                      ================         =================


        The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
WKI HOLDING COMPANY, INC.
(In thousands, except share and per share amounts)



LIABILITIES AND SHAREHOLDERS' EQUITY                                      JULY 2, 2000     DECEMBER 31, 1999
---------------------------------------------------------------       ----------------    ------------------
CURRENT LIABILITIES
    Accounts payable                                                  $         50,212     $          56,346
    Debt payable within one year                                                 3,417                 3,650
    Other current liabilities                                                   79,905               111,800
                                                                      ----------------    ------------------
                                                                               133,534               171,796
                                                                      ----------------    ------------------

OTHER LIABILITIES
    Long-term debt                                                             694,051               669,253
    Non-pension post-employment benefit obligations                             40,295                37,113
    Other long-term liabilities                                                 13,635                15,090
                                                                      ----------------    ------------------
                                                                               747,981               721,456
                                                                      ----------------    ------------------
Commitments and Contingencies  (Note 7)

STOCKHOLDERS' EQUITY
Preferred Stock - 5,000,000 shares authorized;
    3,200,000 and 1,200,000 shares issued in 2000 and 1999,                     94,882                88,430
     respectively
Common Stock - $0.01 par value, 75,000,000 shares authorized;
66,857,143 issued and outstanding in 2000 and 1999                                 669                   669
Treasury Stock (180,000 shares held in treasury in 2000)                          (630)                   --
Contributed capital                                                            603,226               603,226
Accumulated deficit                                                           (654,943)             (604,112)
Accumulated other comprehensive income                                          (2,535)               (1,786)
                                                                      ----------------    ------------------
      Total stockholders' equity                                                40,669                86,427
                                                                      ----------------    ------------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $        922,184     $         979,679
                                                                      ================    ==================
------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
WKI HOLDING COMPANY, INC.
(In thousands)



                                                                                     FOR THE 184        FOR THE 181
                                                                                      DAYS ENDED        DAYS ENDED
CASH FLOWS PROVIDED BY/USED IN OPERATING ACTIVITIES:                                 JULY 2, 2000      JUNE 30, 1999
                                                                                    ---------------   --------------
    Net loss                                                                        $       (44,379)  $      (90,119)
    Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization                                                         23,098           15,543
       Amortization of deferred financing fees                                                1,082              842
       Minority interest in losses of subsidiary                                                110              108
       Deferred tax provision                                                                (8,552)             (13)
       Provision for restructuring costs, net of cash paid                                       --           74,041
         Sale of accounts receivable                                                         50,000               --

    Changes in operating assets and liabilities:
       Accounts receivable                                                                   53,223           15,289
       Inventories                                                                          (42,674)         (15,029)
       Prepaid expenses and other current assets                                             (3,683)           1,113
       Accounts payable and accrued expenses                                                (37,338)         (33,794)
       Other assets/liabilities                                                              10,639            1,083
                                                                                    ---------------   --------------
         NET CASH PROVIDED BY/USED IN OPERATING ACTIVITIES

                                                                                              1,526          (30,936)
                                                                                    ---------------   --------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
     Capital expenditures                                                                   (28,743)         (10,646)
                                                                                    ---------------   --------------
         NET CASH PROVIDED BY INVESTING ACTIVITIES                                          (28,743)         (10,646)
                                                                                    ---------------   --------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
    Borrowing on revolving credit facility                                                   27,900           38,900
    Repayment of long-term debt, other than revolving credit facility                        (3,335)          (3,401)
    Treasury stock purchases                                                                   (630)              --
                                                                                    ---------------   --------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES

                                                                                             23,935           35,499
                                                                                    ---------------   --------------

Net change in cash and cash equivalents                                                      (3,282)          (6,083)
Cash and cash equivalents at beginning of year                                                8,368            9,057
                                                                                    ---------------   --------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                            $         5,086   $        2,974
                                                                                    ===============   ==============


The accompanying notes are an integral part of these statements.

WKI HOLDING COMPANY, INC.
(In thousands)



                                                                                   FOR THE 184             FOR THE 181
                                                                                   DAYS ENDED              DAYS ENDED
                                                                                  JULY 2, 2000            JUNE 30, 1999
                                                                                  -------------           -------------
SUPPLEMENTAL DATA:
Cash paid during the year for:
    Income taxes, net                                                             $       1,521           $         573
    Interest                                                                             34,906                  17,228

Non-cash activity:
   Preferred stock dividends                                                      $       6,452           $       1,996


The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
WKI HOLDING COMPANY, INC.
(In thousands)



                                                                                                      Accumulated
                                                                                                         Other              Total
                                Preferred    Common     Treasury     Contributed    Accumulated      Comprehensive     Stockholder's
                                  STOCK       STOCK       STOCK        CAPITAL        DEFICIT           INCOME            EQUITY
                              ------------ ---------- ------------ -------------- --------------- ------------------ ---------------
Balance, December 31, 1999    $     88,430 $      669 $         -- $     603,226  $      (604,112) $         (1,786)  $     86,427

Net loss                                                                                  (44,379)                         (44,379)
Foreign currency translation
   adjustment, net of tax                                                                                      (749)          (749)
                                                                                                                     --------------
Total comprehensive income                                                                                                 (45,128)
                                                                                                                     --------------
Repurchase of common stock                                   (630)                                                            (630)
Preferred stock dividends            6,452                                                 (6,452)                             ---
                              ------------ ---------- -----------  -------------  ---------------  ----------------  --------------
Balance July 2, 2000          $     94,882 $      669 $      (630) $     603,226  $      (654,943) $         (2,535) $       40,669
                              ============ ========== ============ =============  ================ =================  =============


The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
WKI HOLDING COMPANY, INC.

(1)  NATURE OF OPERATIONS AND BASIS OF PRESENTATION
WKI Holding Company, Inc. (formerly known as CCPC Holding Company, Inc.) (the Company or WKI) is a leading manufacturer and marketer of housewares, including bakeware, dinnerware, rangetop cookware, kitchen and household products, cleaning products, cutlery and precision cutting tools. The Company believes that its brands, including Corningware-Registered Trademark-, Pyrex-Registered Trademark-, Corelle-Registered Trademark-, Revere Ware-Registered Trademark-, Visions-Registered Trademark-, EKCO-Registered Trademark-, Via-Registered Trademark-, Baker's Secret-Registered Trademark-, Chicago Cutlery-Registered Trademark-, Clean Results-Registered Trademark-, OLO-Registered Trademark-, OXO-Registered Trademark- and Grilla Gear-Registered Trademark- constitute one of the broadest and best recognized collection of brands in the housewares industry.

Effective September 13, 1999 and October 21, 1999 the Company acquired the outstanding stock of The Ekco Group Inc. (EKCO) and General Housewares Corp.
(GHC), respectively. The acquisitions were accounted for under the purchase method of accounting and the 1999 financial statements include the results of EKCO's and GHC's operations from the date of the acquisitions (see Note 3).

Pursuant to Regulation 15(d) of the Securities Act of 1934, WKI is filing herein its quarterly report on Form

10-Q which includes the first and second fiscal quarters of the year ended December 31, 2000. The consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. The consolidated financial statements have been compiled without audit and should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1999, which has been filed with the Securities and Exchange Commission.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
In December 1999 the SEC issued Staff Account Bulletin No. 101 "Revenue Recognition in Financial Statements" defining revenue recognition guidelines. The Company is currently assessing the impact of the guidelines on its financial statements.

(3)  ACQUISITIONS
The EKCO transaction was closed by the Company on October 24, 1999 following EKCO's initial purchase by CCPC Acquisition Corp. (the Company's Parent) on September 13, 1999. The Company acquired EKCO for approximately $229 million, including the assumption of debt and transaction fees. The Company financed the EKCO acquisition through the issuance of $150 million in common stock to the Company's parent and borrowings under the Company's existing credit facility.

The Company acquired GHC for approximately $159 million, including the repayment of debt and transaction fees. The Company financed the acquisition through the issuance of $50 million in Junior Preferred Stock to an affiliate of the Company's parent, an additional $100 million tranche of term loans and borrowings under the Company's existing credit facilities.

Both acquisitions were accounted for under the purchase method of accounting. Accordingly, the purchase prices as determined to date have been allocated to the assets acquired and liabilities assumed based on the fair values at the date of acquisition. As of July 2, 2000 the Company was still in the process of allocating the EKCO purchase price to the net assets acquired, particularly in fixed assets.

The following unaudited pro forma results of operations give effect to the EKCO and GHC acquisitions as if they had occurred on January 1, 1999.



                                                FOR THE 91            FOR THE 181
                                                DAYS ENDED            DAYS ENDED
                                              JUNE 30, 1999          JUNE 30, 1999
                                             ---------------         -------------
Net sales                                    $       169,444         $     351,915
Income applicable to common stock                    (18,098)             (111,458)
Earnings per share                                     (0.27)                (1.67)


The pro forma information provided does not purport to be indicative of actual results of operations if the EKCO and GHC acquisitions had occurred on January 1, 1999, and is not intended to be indicative of future results or trends.

(4)  SALE OF ACCOUNTS RECEIVABLE

In June 2000, the Company sold $50.0 million of net receivables to Borden, Inc. (Borden), an affiliate of the Company's parent. The Company received $50.0 million in cash for the transaction and will pay Borden transaction related fees.

(5)  SUPPLEMENTAL BALANCE SHEET DATA



                                             JULY 2, 2000          DECEMBER 31, 1999
                                            ---------------        ------------------
      OTHER CURRENT LIABILITIES
         Wages and employee benefits        $        19,375        $           30,935
         Accrued advertising and promotion            2,969                    21,884
         Accrued interest                            10,201                    10,063
         Other accrued expenses                      47,360                    48,918
                                            ---------------        ------------------
                                            $        79,905        $          111,800
                                            ===============        ==================


(6)   RELATED PARTY TRANSACTIONS
The following transactions with Corning Inc., ("Corning") and Borden are included in the consolidated statements of operations for the 2000 and 1999 periods ended.



                           FOR THE 91         FOR THE 91         FOR THE 184         FOR THE 181
                           DAYS ENDED         DAYS ENDED         DAYS ENDED          DAYS ENDED
                           July 2, 2000       JULY 30, 2000      JULY 2, 2000        JUNE 30, 1999
                           ------------       -------------      ------------        -------------
Centralized services       $      1,051       $       1,063      $       2,400       $      3,486
Management fees to Borden           625                 375             1,250                 750


Prior to the April 2000 termination of the transition services agreement, Corning provided certain operating support (reflected above as centralized services), including financial services, information systems support, risk management, purchasing, transportation, benefit plans administration, and engineering services. Currently Corning continues to provide certain engineering and manufacturing services. Management believes that the methodology used to allocate the costs is reasonable, but may not necessarily be indicative of the costs that would have been incurred had these functions been performed by the Company.

The Company paid Borden a management fee at an annual rate of $1.5 million for the period April 1, 1998 through December 31, 1999. Effective January 1, 2000 the Borden management fee increased to $2.5 million annually.

In June 2000, the Company sold accounts receivable to Borden. See note 4.

(7)   COMMITMENTS AND CONTINGENCIES
The Company is a defendant or plaintiff in various claims and lawsuits arising in the normal course of business. The Company believes, based upon information it currently possesses, and taking into account established reserves for estimated liabilities and its insurance coverage, that the ultimate outcome of the proceedings and actions is unlikely to have a material adverse effect on the Company's financial position or result of operations.

The Company's parent is in the process of seeking a buyer for a portion of the EKCO business that was not originally purchased by the Company. In the event that the Company's parent realizes less than originally anticipated on the sale of this business, the Company will be required to remit additional consideration to its parent.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

WKI Holding Company Inc. (WKI or the Company) is a leading manufacturer and marketer of oven/bakeware, range top cookware, kitchen and household tools, tabletop dinnerware, cutlery, precision cutting tools and cleaning products. The Company has strong positions in major channels of distribution for its products in North America and has also achieved a significant presence in certain international markets, primarily Asia, Australia, Latin America and the United Kingdom. In North America, the Company sells both on a wholesale basis to retailers, distributors, and other accounts that resell the Company's products and on a retail basis through Company-operated outlet stores. In the international market, the Company has established its presence on a wholesale basis through an international sales force along with localized distribution and marketing capabilities.

Prior to April 1, 1998, the Company operated as a wholly-owned subsidiary of Corning Inc. (Corning). During this period, Corning provided the Company with certain process-oriented administrative services, such as benefits administration, accounts payable, accounts receivable, treasury and tax services. Corning agreed pursuant to a transition services agreement to continue to provide such services for up to two years at negotiated rates (expiring in April 2000) calculated on the same basis as before April 1, 1998. By December 31, 1999, the Company had developed its administrative infrastructure and had assumed or outsourced to third parties a significant portion of these functions previously performed by Corning.

In the first quarter of 1999, the Company initiated a plan to restructure its manufacturing and supply organization as part of a program designed to reduce costs through the elimination of under-utilized capacity, unprofitable product lines and increased utilization of the Company's remaining facilities. The Company recorded a $76.2 million charge in the first quarter of 1999 for this restructuring.

Effective September 13, 1999 and October 21, 1999 the Company acquired the outstanding stock of The EKCO Group Inc. (EKCO) and General Housewares Corporation (GHC), respectively. The acquisitions are being accounted for under the purchase method of accounting. Accordingly, the purchase price as determined to date has been allocated to the assets acquired and liabilities assumed based on the fair value at the date of acquisition. As of July 2, 2000 the Company was still in the process of allocating the EKCO purchase price to the net assets acquired, particularly in fixed assets. The financial statements include the results of EKCO's and GHC's operations from the respective dates of these acquisitions.

The Company acquired EKCO for approximately $229 million, including the assumption of debt and transaction fees. The Company financed this acquisition through the issuance of $150 million in common stock to the Company's parent, an additional $100 million tranche of term loans and borrowings under the Company's existing credit facilities.

The Company acquired GHC for approximately $159 million, including the repayment of debt and transaction fees. The Company financed this acquisition through the issuance of $50 million in Junior Preferred Stock to an affiliate of the Company's parent, an additional $100 million tranche of term loans and borrowings under the Company's existing credit facilities.

The Company anticipates cash outlays of approximately $56.2 million in 2000 relating to the integration of the acquired businesses into World Kitchen. Of the $56.2 million in cash outlays approximately $20.0 million is expected to be included in year 2000 earnings. These cash outlays primarily relate to the implementation of World Kitchen's enterprise-wide computer systems at the acquired facilities, the construction of a distribution center, severance and other employee compensation arrangements and other integration costs.

Additionally, the Company is in the process of consolidating the acquired distribution centers into a new facility in Monee, Illinois. The Monee distribution center started up in July 2000 and consolidation activities are expected to continue throughout the remainder of the year.

SECOND QUARTER 2000 VERSUS SECOND QUARTER 1999

RESULTS OF OPERATIONS



                                                     IN (000)'S                                  IN (000)'S
                                                     FOR THE 91                                  FOR THE 91
                                                     DAYS ENDED                                  DAYS ENDED
                                                     JULY 2, 2000      % OF NET SALES          JUNE 30, 1999      % OF NET SALES
                                                    -------------      --------------        ----------------     ---------------
    Net sales                                       $     169,533               100.0%       $        108,548               100.0%
    Cost of sales                                         117,633                69.4%                 69,461                64.0%
                                                    -------------      --------------        ----------------     ---------------
    Gross profit                                           51,900                30.6%                 39,087                36.0%

    Selling, general and administrative                    53,678                31.7%                 36,843                33.9%
    Integration related expenses                            9,464                 5.6%                     --                 0.0%
     Other expense (income)                                 3,560                 2.1%                 (1,167)               (1.1%)
                                                    -------------      --------------        ----------------     ---------------

    Operating (loss) income                               (14,802)               (8.7%)                 3,411                 3.1%
    Interest expense                                       19,291                11.4%                 10,078                 9.3%
                                                    -------------      --------------        ----------------     ---------------

    Loss before taxes on income                           (34,093)              (20.1%)                (6,667)               (6.1%)
    Income tax benefit                                         --                  --                    (103)               (0.1%)
                                                    -------------      --------------        ----------------     ---------------

    Loss before minority interest                         (34,093)              (20.1%)                (6,564)               (6.0%)
    Minority interest in earnings of
    unconsolidated subsidiary                                 (66)                 --                    (110)               (0.1%)
                                                    -------------      --------------        ----------------     ---------------
    Net loss                                        $     (34,159)              (20.1%)      $         (6,674)               (6.1%)
                                                    =============      ==============        ================     ===============

     EBITDA (1)                                     $      (3,512)               (2.1%)      $         11,006                10.1%
                                                    =============      ==============        ================     ===============

     Integration related expenses                           9,464                  --                      --                  --
     Provision for close-out inventories                    2,900                  --                      --                  --
                                                    -------------      --------------        ----------------     ---------------
        Adjusted EBITDA (2)                         $       8,852                 5.2%       $         11,006                10.1%
                                                    =============      ==============        ================     ===============


The following pro forma net sales tables gives effect to the EKCO and GHC acquisitions as if they had occurred on January 1, 1999.


                                                    SECOND QUARTER     SECOND QUARTER               $                    %
                                                        2000               1999                   CHANGE               CHANGE
                                                    -------------      --------------        ----------------     ---------------
    North America                                   $     146,676      $      144,871        $          1,805                 1.2%
    Asia                                                   13,326              13,363                     (37)               (0.3%)
    Other International                                     9,531              11,210                  (1,679)              (15.0%)
                                                    -------------      --------------        ----------------     ---------------
        Net Sales                                   $     169,533             169,444(3)     $             89                 0.1%
                                                    =============      ==============        ================     ===============


(1) Earnings before interest expense, income taxes, minority interest and depreciation and amortization.

(2) Earnings before interest expense, income taxes, minority interest, integration related expenses, provision for close-out inventories and depreciation and amortization.

(3)  Includes $60.9 million of EKCO and GHC pro forma net sales.

NET SALES
Net sales for the second quarter ended July 2, 2000 were $169.5 million, an increase of 56.1% over second quarter 1999 net sales of $108.5 million. On a pro forma basis, assuming that the EKCO and GHC acquisitions had occurred on January 1, 1999, net sales for the second quarter of 2000 were flat when compared to the pro forma net sales for the second quarter of 1999. On a pro forma basis, net improvements in North America sales offset reductions in other International sales.

NORTH AMERICA
2000 net sales in North America were $146.7 million, a $59.2 million increase over 1999. On a pro forma basis, assuming that the EKCO and GHC acquisitions had occurred on January 1, 1999, net sales for the second quarter of 2000 were $146.7 million, 1.2% better than second quarter 1999's total of $144.9 million.

On a pro forma basis net sales to United States and Canadian trade customers increased 6.9%, or $7.5 million, to $115.9 million for the second quarter 2000 compared to the second quarter 1999. The increase is principally due to the introduction of the Pyrex Storage Deluxe-Registered Trademark- line, which generated approximately $2.2 million in sales for the second quarter of 2000, and new lines of OXO-Registered Trademark- brand stainless steel kitchen tools, a hardware line and automotive accessories utilizing OXO's Good Grips-Registered Trademark- technology, which together contributed $4.5 million in sales in 2000.

The increase in wholesale sales was partially offset by a $5.6 million reduction in sales at the Company-operated factory stores. Sales at Company-operated factory stores for the second quarter of 2000 were $30.8 million, 15.5% below second quarter 1999 sales of $36.4 million. The decline in net sales was due largely to supply issues. North American and International demand combined with two planned tank repairs at the Company's Corelle-Registered Trademark-manufacturing facility limited the supply of Corelle to the Company-operated factory stores during the first half of 2000. Additionally, as part of the manufacturing restructuring undertaken in 1999, the Company outsourced the production of its Revere-Registered Trademark- rangetop cookware to a third party manufacturer in Indonesia. Start up issues at the supplier have resulted in product shortages. The Company gave priority to supplying third parties, which resulted in substantial out of stock positions and lost sales at the Company-operated factory stores. Additionally the Company experienced a weakness in sales of the Company's cleaning products and EKCO-Registered Trademark-cookware and kitchenware products.

ASIA
Second quarter 2000 net sales of $13.3 million were flat when compared to the second quarter of 1999. There were no pro forma adjustments relating to Asia.

OTHER INTERNATIONAL
Second quarter 2000 net sales for Other International were $9.5 million, a $1.8 million increase over 1999. On a pro forma basis, second quarter 2000 net sales for Other International were $9.5 million representing a $1.7 million or 15.0% decrease from the second quarter 1999 pro forma net sales of $11.2 million. The decrease is primarily attributable to a general weakness in Latin American markets quarter over quarter.

GROSS PROFIT
Gross profit for the second quarter 2000 was $51.9 million, or 30.6% of net sales, compared to the second quarter 1999 gross profit of $39.1 million, or 36.0% of net sales. Increased distribution costs as a percentage of net sales, inventory provisions and a reduction in higher margin Company-operated factory stores sales were only partially offset by manufacturing efficiencies and cost reductions realized as a result of the 1999 restructuring.

Distribution costs increased as a percentage of sales as a result of higher inventory levels, operational inefficiencies and higher operating costs at the Company's primary distribution center. In July 1999 the Company implemented an enterprise-wide computer system. The Company experienced difficulties implementing the computer system at its Greencastle, Pennsylvania assembly and distribution center. Continued inefficiencies in shipping resulting from the July 1999 systems conversion along with higher operating costs, including fuel costs, have led to the increase as a percentage of sales. The Company's finished goods inventories increased as a result of higher production coupled with lower than planned sales. In addition, in the second quarter of 2000 the Company provided $2.9 million for the planned close-out of certain cleaning business finished goods in inventories.

Start up supply issues related to the outsourcing of production of a significant portion of the Company's rangetop cookware has limited the availability of these products to Company-operated factory stores which generally realize higher margins. As noted above, the Company has prioritized the delivery of product to third party customers rather than Company-operated factory stores.

The increase in costs described above was partially offset by cost reductions and manufacturing efficiencies resulting from the 1999 restructuring. In the first quarter of 1999, the Company initiated a plan to restructure its manufacturing and supply organization as part of a program designed to reduce costs through the elimination of under-utilized capacity, unprofitable product lines and increased utilization of the Company's remaining facilities. The Company is currently realizing efficiencies and cost reductions through this effort.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses were $53.7 million in the second quarter of 2000, an increase of $16.9 million over the second quarter 1999 selling, general and administrative expenses of $36.8 million. As a percentage of net sales, second quarter 2000 selling, general and administrative expense were 31.7% compared to 33.9% in the second quarter of 1999. The improvement as a percentage of net sales is a result of synergies realized from the combination of the EKCO and GHC businesses into World Kitchen. These savings were partially offset by increased advertising costs to support the introduction of the Company's new products in 2000.

Through the Company's efforts to integrate EKCO and GHC into WKI's operations the Company has been able to gain administrative efficiencies primarily from combining sales and marketing operations and consolidating certain other operations including finance, executive administration and information technology. The Company is continuing its efforts to fully integrate these businesses into World Kitchen and anticipates realizing additional synergies throughout the remainder of the year.

INTEGRATION RELATED EXPENSES
Integration related expenses consist of cash and non cash charges related to the integration of EKCO's and GHC's operations into those of the Company's. Integration related expenses were $9.5 million in the second quarter of 2000. These expenses primarily consist of systems conversion costs, employee retention and other benefits, consulting services and other integration costs.

OTHER
Other operating expense was $3.6 million in the second quarter of 2000 compared to income of $1.2 million in the second quarter of 1999. The $4.8 million increase is primarily a result of the amortization of trademarks and goodwill resulting from the business combinations. In addition, royalty expenses increased as a result of royalty agreements in the newly acquired EKCO business.

OPERATING LOSS
As a result of the factors discussed above, the second quarter 2000 operating loss was $14.8 million compared to operating income of $3.4 million in the second quarter of 1999. Excluding the impact of integration related expenses and the provision for close-out inventories, operating loss in the second quarter of 2000 was $2.4 million.

NET INTEREST EXPENSE
Interest expense in the second quarter of 2000 increased $9.2 million to $19.3 million from $10.1 million in the second quarter of 1999. The increase is attributable to higher debt levels related to the acquisitions of EKCO and GHC late in 1999 and an increase in variable rate interest costs.

INCOME TAX EXPENSE
As a result of the factors noted above, losses experienced through the second quarter may indicate that the Company will have cumulative losses over the three most recent years ended December 31, 2000. Therefore, the Company has suspended recognizing additional deferred tax benefits until more conclusive evidence exists to support its recognition.

ADJUSTED EBITDA (EARNINGS BEFORE NET INTEREST EXPENSE, INCOME TAXES, DEPRECIATION AND AMORTIZATION, INTEGRATION RELATED EXPENSES, PROVISION FOR CLOSE-OUT INVENTORIES AND MINORITY INTEREST)
As a result of the factors discussed above, adjusted EBITDA decreased by $2.1 million to $8.9 million for the second quarter of 2000 from $11.0 million in the second quarter of 1999.

YEAR TO DATE JULY 2, 2000 VERSUS YEAR TO DATE JUNE 30, 1999



                                                 IN (000)'S                        IN (000)'S
                                                FOR THE 184                        FOR THE 181
                                                DAYS ENDED       % OF NET          DAYS ENDED
                                               JULY 2, 2000        SALES          JUNE 30, 1999   % OF NET SALES
                                              -------------     -----------      ---------------    -----------
    Net sales                                 $     352,732           100.0%     $       221,777          100.0%
    Cost of sales                                   240,280            68.1%             145,100           65.4%
                                              -------------     -----------      ---------------    -----------
    Gross profit                                    112,452            31.9%              76,677           34.6%

    Selling, general and administrative             106,115            30.1%              72,828           32.8%
    Provisions for restructuring costs                   --             0.0%              76,200           34.4%
    Integration related expenses                     14,088             4.0%                  --            0.0%
    Other expense (income)                            6,399             1.8 %             (1,919)          (0.9%)
                                              -------------     -----------      ---------------    -----------

    Operating loss                                  (14,150)           (4.0%)            (70,432)         (31.8%)
    Interest expense                                 36,169            10.3%              19,956            9.0%
                                              -------------     -----------      ---------------    -----------

    Loss before taxes on income                     (50,319)          (14.3%)            (90,388)         (40.8%)
    Income tax benefit                               (6,049)           (1.7%)               (377)          (0.2%)
                                              -------------     -----------      ---------------    -----------

    Loss before minority interest                   (44,270)          (12.6%)            (90,011)         (40.6%)
    Minority interest in losses
     of unconsolidated subsidiary                      (109)             --                 (108)           0.0%
                                              -------------     -----------      ---------------    -----------
    Net loss                                  $     (44,379)          (12.6%)    $       (90,119)         (40.6%)
                                              =============     ===========      ===============    ===========

    EBITDA (1)                                $       8,948             2.5%     $       (54,889)         (24.7%)
                                              =============     ===========      ===============    ===========

    Integration related expenses                     14,088
    Provision for close-out inventories
    Restructuring costs                               2,900                               76,200
                                              =============                      ---------------    -----------

         Adjusted EBITDA (2)                  $      25,936             7.4%     $        21,311            9.6%
                                              =============     ===========      ===============    ===========


The following pro forma net sales tables gives effect to the EKCO and GHC acquisitions as if they had occurred on January 1, 1999.



                                   YEAR TO DATE            YEAR TO DATE           $              %
                                  JULY 2,  2000           JUNE 30, 1999        CHANGE          CHANGE
                               --------------------    ----------------    --------------   ------------
    North America              $            302,538    $        307,558    $       (5,020)          (1.6%)
    Asia                                     29,570              22,488             7,082           31.5%
    Other International                      20,624              21,869            (1,245)          (5.7%)
                               --------------------    ----------------    --------------   ------------
    Net Sales                  $            352,732    $        351,915(3) $          817   $        0.2%
                               ====================    ================    ==============   ============


(1) Earnings before interest expense, income taxes, minority interest and depreciation and amortization.

(2) Earnings before interest expense, income taxes, minority interest, restructuring costs, integration related expenses, provision for close-out inventories and depreciation and amortization.

(3) Includes $130.1 million of EKCO and GHC pro forma net sales.

NET SALES
Year to date July 2, 2000 net sales were $352.7 million, an increase of 59.0% over year to date June 30, 1999 net sales of $221.8 million. On a pro forma basis, assuming that the EKCO and GHC acquisitions had occurred on January 1, 1999, net sales through the second quarter of 2000 improved by $0.8 million, or 0.2%, when compared to the pro forma net sales through the second quarter of 1999. On a pro forma basis, net improvements in Asia sales offset reductions in North America and Other International net sales.

NORTH AMERICA
Year to date July 2, 2000 net sales in North America were $302.5 million, a $118.4 million increase over year to date June 30, 1999. On a pro forma basis, assuming that the EKCO and GHC acquisitions had occurred on January 1, 1999, North American net sales for the first six months of 2000 were $5.1 million, or 1.6%, less than the first six months of 1999 total of $307.6 million. The supply issues and sales weakness at Company-operated factory stores that the Company experienced through July 2, 2000 were partially offset by successful new product introductions.

On a pro forma basis, net sales to United States and Canadian trade customers increased 0.8%, or $1.8 million, to $243.4 million through the second quarter 2000 when compared to year to date June 30, 1999 pro forma net sales. The increase was principally due to the introduction of the Pyrex Storage Deluxe-Registered Trademark- line which generated sales of approximately $5.1 million and OXO-Registered Trademark- lines including stainless steel kitchen tools hardware and automotive lines utilizing OXO's Good Grips-Registered Trademark- technology in 2000. OXO-Registered Trademark- new products generated $7.7 million in sales in the first half of 2000.

The sales generated by these new product introductions were partially offset by supply issues relating to Revere brand cookware. In 1999 the Company outsourced the production of its Revere brand range top cookware to a third party manufacturer in Indonesia. Start up issues at the outsourced manufacturer have caused temporary product shortages leading to a decline in sales year over year. Additionally, the Company experienced a weakness in sales of the Company's cleaning products and EKCO brand cookware and kitchenware products.

Sales at Company-operated factory stores through the second quarter of 2000 were $59.1 million, or 10.4%, below 1999 pro forma sales of $65.9 million for the comparable period. The decline is primarily attributable to Corelle and Revere supply issues as available product was prioritized in favor of third party customers rather than the Company-operated factory stores.

ASIA
Year to date 2000 net sales to Asia were $29.6 million, an increase of $7.1 million or 31.5% over 1999 net sales of $22.5 million. The significant improvement resulted primarily from stronger economic conditions in Asia in 2000 relative to the first half of 1999. Supply issues in 1999 limited the Company's distribution of Corelle products. There were no pro forma adjustments relating to Asia.

OTHER INTERNATIONAL
Other International 2000 net sales were $20.6 million, a $5.5 million increase over 1999. On a pro forma basis, 2000 net sales for Other International were $20.6 million representing a $1.2 million, or 5.7%, decrease versus pro forma 1999 net sales of $21.9 million. The decrease is primarily attributable to a general weakness in Latin American markets quarter over quarter.

GROSS PROFIT
Gross profit through the second quarter 2000 was $112.5 million, or 31.9%, of net sales, compared to 1999 gross profit of $76.7 million, or 34.6%, of net sales. Increased distribution costs as a percentage of net sales, inventory provisions and a reduction in higher margin Company-operated factory stores sales more than offset manufacturing efficiencies and cost reductions realized as a result of the 1999 restructuring.

Distribution costs increased as a percentage of net sales as a result of higher inventory levels, operating inefficiencies and higher operating costs at the Company's primary distribution center. The Company's finished goods inventories increased as a result of increased production coupled with lower than planned sales. In July 1999 the Company implemented an enterprise-wide computer system. The Company experienced difficulties implementing the computer systems at its Greencastle, Pennsylvania assembly and distribution center. Continued inefficiencies in shipping resulting from the July 1999 systems conversion along with higher operating costs, including fuel costs, have led to the increase as a percentage of sales. In addition in the second quarter of 2000 the Company provided $2.9 million for the planned close-out of certain cleaning business finished goods inventories.

The above was partially offset by cost reductions and manufacturing efficiencies resulting from the 1999 restructuring. In the first quarter of 1999, the Company initiated a plan to restructure its manufacturing and supply organization as part of a program designed to reduce costs through the elimination of under-utilized capacity, unprofitable product lines and increased utilization of the Companies remaining facilities. The Company is currently realizing efficiencies and cost reductions through this effort, however the full effect of the rationalization project will not be realized until the second half of 2000 due to start up issues at the Company's third party manufacturer, to which we outsourced production of a significant portion of the Company's rangetop cookware products. The rangetop cookware supply issue had the effect of limiting the availability of these products. These supply issues had a particularly severe impact on the Company-operated factory stores which generate higher gross margins than sales to trade customers. As noted above, product distribution was prioritized in favor of third party customers rather than Company-operated factory stores.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses were $106.1 million through the second quarter of 2000, an increase of $33.3 million over 1999 selling, general and administrative expenses of $72.8 million. As a percentage of net sales second quarter 2000 selling, general and administrative expense were 30.1% compared to 32.8% in 1999. The improvement as a percentage of net sales is a result of synergies realized from the combination of the EKCO and GHC businesses into World Kitchen and a reduction in the Company's dependence on Corning Inc., our prior owner, for administrative services. By the end of 1999 the Company had developed its administrative infrastructure and had assumed or outsourced to third parties a significant portion of the functions previously performed by Corning Inc. As an independent company, the Company was able to perform many of the administrative tasks previously performed by Corning at a significantly lower cost.

In addition since the acquisitions of EKCO and GHC the Company has been able to gain administrative efficiencies primarily from combining sales and marketing operations and consolidating certain other operations including finance, executive administration and information technology. The Company is continuing its efforts to fully integrate these businesses into World Kitchen and anticipates additional synergies throughout the remainder of the year.

The savings noted above were partially offset by increased advertising costs to support the introduction of the Company's new products in the first half of 2000.

RESTRUCTURING
In the first quarter of 1999 the Company recorded a $76.2 million charge relating to the restructuring of the Company's manufacturing and supply organization designed to reduce costs through the elimination of under-utilized capacity, unprofitable product lines and increased utilization of the remaining facilities. Management believes that the initiatives implemented under this plan will improve the Company's competitive position by reducing manufacturing and distribution costs and by opening up diverse sources of supply both in the United States and internationally.

INTEGRATION RELATED EXPENSES
Integration related expenses consist of cash and non cash expenses related to the integration of EKCO's and GHC's operations into those of the Company. Integration related expenses were $14.1 million through the second quarter of 2000. These expenses primarily consist of systems conversion costs, employee retention and other benefits, consulting services and other integration costs.

OTHER
Other operating expense was $6.4 million through the second quarter of 2000 compared to income of $1.9 million in 1999. The $8.3 million increase is primarily a result of the amortization of trademarks and goodwill resulting from the business combinations. In addition royalty expenses increased as a result of royalty agreements in the newly acquired EKCO business.

OPERATING LOSS
As a result of the factors discussed above, the year to date 2000 operating loss was $14.2 million compared to a year to date 1999 operating loss of $70.4 million. Excluding the impact of the restructuring, integration related expenses and the provision for close-out inventories, operating income decreased by $3.0 million to $2.8 million through the second quarter of 2000 from $5.8 million through the second quarter of 1999.

NET INTEREST EXPENSE
Interest expense through the second quarter of 2000 increased $16.2 million to $36.2 million from $20.0 million through the second quarter of 1999. The increase is attributable to higher debt levels related to the acquisitions late in 1999 and an increase in variable rate interest costs.

INCOME TAX EXPENSE
As a result of the factors noted above, losses experienced through the second quarter may indicate that the Company will have cumulative losses over the three most recent years ended December 31, 2000. Therefore, the Company has suspended recognizing additional deferred tax benefits until more conclusive evidence exists to support its recognition.

ADJUSTED EBITDA (EARNINGS BEFORE NET INTEREST EXPENSE, INCOME TAXES, DEPRECIATION AND AMORTIZATION, RESTRUCTURING EXPENSES, INTEGRATION RELATED EXPENSES, PROVISION FOR CLOSE-OUT INVENTORIES AND MINORITY INTEREST)
As a result of the factors discussed above, adjusted EBITDA increased by $4.6 million to $25.9 million through the second quarter of 2000 and from $21.3 million through the second quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

ACQUISITIONS
Effective September 13, 1999 and October 21, 1999 the Company acquired the outstanding stock of The EKCO Group Inc. (EKCO) and General Housewares Corporation (GHC), respectively. The financial statements include the results of EKCO's and GHC's operations since those dates.

The General Housewares Corp. (GHC) transaction is valued at $159 million, including the repayment of debt and transaction fees. The Company financed the acquisition through the issuance of $50 million in Junior Preferred Stock to an affiliate of the Company's parent and borrowings under the Company's existing credit facilities.

The EKCO Group Inc. transaction is valued at approximately $229 million, including the assumption of $3.4 million in 9 1/4% series B senior notes due in 2006, $2.1 million of industrial revenue bonds and other debt and transaction fees. The Company financed this acquisition through the issuance of $150 million in common stock from the Company's parent, a $71.5 million short-term borrowing from an affiliate of the Company's parent and borrowings under the Company's existing credit facility. The borrowing from an affiliate to finance the acquisition of EKCO was repaid in 1999 through the addition of a $100 million term loan to the Company's senior credit facilities. The new term loan matures in 2007.

The acquisitions were accounted for under the purchase method of accounting. Accordingly, the purchase prices have been allocated to the assets acquired and liabilities assumed based on the fair values at the date of acquisition. As of July 2, 2000 the Company was still in the process of allocating the EKCO purchase price to the net assets acquired, particularly in fixed assets.
The Company's parent is in the process of seeking a buyer for a portion of the EKCO business that was not originally purchased by the Company. In the event that the Company's parent realizes less than originally anticipated on the sale of these businesses the Company will be required to remit additional consideration to its parent.

CASH FLOWS
For year to date in 2000, the Company's operating activities used cash of $48.5 million compared to $30.9 million used by operating activities for year to date 1999, excluding the sale of receivables. In June 2000 the Company generated $50 million in cash proceeds through the sale of receivables to an affiliate. The remaining fluctuation is attributable to expenses associated with the integration of the EKCO and GHC businesses into the Company's operations and increased inventory levels. These outflows were partially offset by an increase in cash collected from receivables and cash management activities relating to accounts payable.

Investing activities used cash of $28.7 million through the second quarter of 2000 compared to cash used in investing activities of $10.6 million for the 1999 year to date period. The fluctuation is attributable to capital expenditures associated with the integration of the EKCO and GHC businesses into the Company's operations as well as a scheduled tank repairs at the Company's Corelle manufacturing facility.

Net cash provided by financing activities totaled $23.9 million in 2000 compared to $35.5 million in 1999. The decrease is attributable to the items noted above and acquisition-related increases in interest expenses.

At July 2, 2000 the Company had $76.1 million of borrowing capacity available under its line of credit. In addition, the Company is negotiating with Borden to arrange temporary financing to meet working capital needs as a supplement to its existing revolving credit facility. The Company currently believes that cash flow from operating activities, together with borrowings available under its existing credit facilities, the accounts receivable facility and the temporary facility currently being negotiated with Borden will be sufficient to fund the Company's currently anticipated working capital requirements, capital expenditures, interest payments and scheduled principal payments. Any future acquisitions, joint ventures or other similar transactions will likely require additional capital and there can be no assurance that any such capital will be available to the Company on acceptable terms or at all.

The Company's ability to fund its working capital needs, planned capital expenditures, scheduled debt payments, lease payments, other cash payments and to comply with all of the financial covenants under its debt agreements depends on its future operating performance and cash flow, which in turn are subject to prevailing economic conditions and financial, business and other factors, some of which are beyond the Company's control.

INTEGRATION
Since the acquisitions of EKCO and GHC the Company has been able to achieve significant efficiencies. The Company is continuing its efforts to fully integrate these businesses into WKI, which will result in additional synergies throughout the remainder of the year. The Company anticipates cash outlays of approximately $56.2 million in year 2000 relating to the integration of the EKCO and GHC businesses into WKI, approximately $33.8 million of which has been spent through July 2, 2000. The year 2000 cash outlays include approximately $21.8 million of capital expenditures relating to costs incurred in developing, obtaining and implementing computer software and the construction of a new distribution center ($13.2 million of which was spent through July 2, 2000). The remaining cash outlays for integration in the year 2000 consist of approximately $16.0 million of severance and other employee compensation arrangements ($7.6 million of which was spent through July 2, 2000), approximately $7.3 million in cash charges relating to the systems implementation and the start up of the new distribution center will be expensed in year 2000 earnings ($5.0 million of which was spent through July 2, 2000) and $11.1 million relating to other integration costs ($8.0 million of which was spent through July 2, 2000).

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

The restructuring includes the discontinuation of the commercial tableware product line and closure of the related portion of the Company's manufacturing facility in Charleroi, Pennsylvania. In order to improve the utilization of the Charleroi facility, the Company moved Corelle-Registered Trademark- cup production to its Martinsburg, West Virginia facility and to third party suppliers. The Company terminated its supply contract with Corning's Greenville, Ohio facility and Pyrex-Registered Trademark- production was consolidated at the Charleroi facility. Additionally, the Company discontinued manufacturing and distributing rangetop cookware and closed its manufacturing center in Clinton, Illinois. Currently, our supply of Revere-Registered Trademark- rangetop cookware is being sourced from third party manufacturers.

In the fourth quarter of 1999 the company reversed $7.2 million of its original $76.2 million restructuring charge taken in the first quarter of 1999. The reversal resulted in an increase in the anticipated proceeds from the idle equipments, land and buildings. The cash and non-cash elements of the restructuring charge approximate $15.2 million and $53.8 million, respectively. The Company has spent $15.2 million in cash on the program to date.

RISK MANAGEMENT
The Company primarily has market risk in the areas of foreign currency and fixed rate debt. The Company invoices approximately 85% of its international sales in US dollars, minimizing the effect of foreign exchange gains and losses on its earnings. As a result, the Company's foreign sales are affected by currency fluctuations versus US dollar invoicing.

Currency exchange fluctuations significantly affect the Company's foreign sales and earnings. The strength of the US dollar has increased in 2000, and may in future periods; increase the effective price of the Company's products sold in US dollars with the result of materially affecting sales. The Company's costs are predominantly denominated in US dollars. With respect to sales conducted in foreign currencies, increased strength of the US dollar decreases the Company's reported revenues and margins in respect of such sales to the extent the Company is unable or determines not to increase local currency prices.

At July 2, 2000, the Company had $210.6 million in fixed rate debt outstanding. The Company realizes gains and losses on these financial instruments as the market interest rates fluctuate. The fair value of the Company's fixed rate debt at July 2, 2000 was $217.0 million resulting from changes in market conditions, primarily interest rates.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The factors discussed below, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report, including without limitation, in "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's related press releases and in oral statements made by authorized officers of the Company. When used in this report, any press release or oral statement, the words "looking forward," "estimate," "project," "anticipate," "expect," "intend," "believe" and similar expressions are intended to identify a forward-looking statement. Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond the Company's control) that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The forward-looking statements regarding such matters are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether actual results and developments will conform with the Company's expectations and predictions, however, are subject to a number of risks and uncertainties, in addition to the risk factors discussed above, including: integration of the Company's acquisitions of General Housewares Corp. and EKCO Group, Inc.; difficulty in consolidating warehouse operations; ability to obtain a temporary credit arrangement with Borden to fund anticipated working capital needs; a global economic slowdown in any one, or all, of the Company's sales categories; loss of sales as the Company streamlines and focuses on strategic accounts; unpredictable difficulties or delays in the development of new product programs; increasing reliance on third party manufacturers, increased difficulties in obtaining a consistent supply of basic raw materials such as sand, soda ash, steel or copper and energy inputs such as electrical power or natural gas at stable pricing levels; development by the Company of an adequate administrative infrastructure; technological shifts away from the Company's technologies and core competencies; unforeseen interruptions to the Company's business with its largest customers resulting from, but not limited to, financial instabilities or inventory excesses; the effects of extreme changes in monetary and fiscal policies in the United States and abroad, including extreme currency fluctuations and unforeseen inflationary pressures such as those recently experienced by certain Asian economies; drastic and unforeseen price pressures on the Company's products or significant cost increases that cannot be recovered through price increases or productivity improvements; significant changes in interest rates or in the availability of financing for the Company or certain of its customers; loss of any material intellectual property rights; any difficulties in obtaining or retaining the management or other human resource competencies that the Company needs to achieve its business objectives; and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company and its subsidiaries or their business or operations.

                           PART II - OTHER INFORMATION

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

                                     PART IV

EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBIT
------------
     27.1   Financial Data Schedule

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          WKI HOLDING COMPANY, INC.

By  /s/ Nathaniel C. Stoddard      President and                 August 16, 2000
  ---------------------------      Chief Executive Officer
    (Nathaniel C. Stoddard)

By  /s/ William H. Carter          Interim                       August 16, 2000
  --------------------------       Chief Financial Officer
    (William H. Carter)