Form 10-Q
period 2000-10-01
WKI HOLDING CO INC
filed 2000-11-15
CIK 1063574

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                            ------------------------

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 2000

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 333-57099

                            ------------------------

                            WKI HOLDING COMPANY, INC

                                  (Registrant)

               DELAWARE                                     16-1403318
       (State of incorporation)                 (IRS Employer Identification No.)

   ONE PYREX PLACE, ELMIRA, NEW YORK                          14902
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

    67,318,528 shares of WKI Holding Company, Inc.'s, $0.01 Par Value, were outstanding as of November 10, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                           WKI HOLDING COMPANY, INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                           FOR THE 91     FOR THE 88     FOR THE 273    FOR THE 269
                                           DAYS ENDED     DAYS ENDED     DAYS ENDED     DAYS ENDED
                                           OCTOBER 1,    SEPTEMBER 26,   OCTOBER 1,    SEPTEMBER 26,
                                              2000           1999           2000           1999
                                           -----------   -------------   -----------   -------------
Net sales................................  $   199,874    $   130,145    $   552,606   $    351,922
Cost of sales............................      134,931         83,053        375,211        228,153
Selling, general and administrative
  expenses...............................       53,186         36,691        159,301        109,519
Provision for restructuring costs........           --             --             --         76,200
Integration related expenses.............        7,365             --         21,453             --
Other expense (income)...................        2,095            660          8,494         (1,259)
                                           -----------    -----------    -----------   ------------
Operating income (loss)..................        2,297          9,741        (11,853)       (60,691)
Interest expense.........................       18,509         10,182         54,678         30,138
                                           -----------    -----------    -----------   ------------
Loss before taxes on income..............      (16,212)          (441)       (66,531)       (90,829)
Income tax expense.......................       57,503          1,095         51,454            718
                                           -----------    -----------    -----------   ------------
Loss before minority interest............      (73,715)        (1,536)      (117,985)       (91,547)
Minority interest in earnings of
  subsidiary.............................         (121)           (37)          (230)          (145)
                                           -----------    -----------    -----------   ------------
Loss before extraordinary charge.........      (73,836)        (1,573)      (118,215)       (91,692)
Early extinguishment of debt, net of
  $4,298 tax benefit.....................           --         (6,393)            --         (6,393)
                                           -----------    -----------    -----------   ------------
Net loss.................................      (73,836)        (7,966)      (118,215)       (98,085)
                                           -----------    -----------    -----------   ------------
Preferred stock dividends................       (3,404)        (1,044)        (9,856)        (3,040)
                                           -----------    -----------    -----------   ------------
NET LOSS APPLICABLE TO COMMON STOCK......  $   (77,240)   $    (9,010)   $  (128,071)  $   (101,125)
                                           ===========    ===========    ===========   ============
BASIC AND DILUTED LOSS PER COMMON
  SHARE..................................  $     (1.15)   $      (.38)   $     (1.91)  $      (4.21)
                                           ===========    ===========    ===========   ============
Weighted average number of common shares
  outstanding during the period..........   67,010,938     24,000,000     66,908,408     24,000,000
                                           ===========    ===========    ===========   ============

        The accompanying notes are an integral part of these statements.

                          CONSOLIDATED BALANCE SHEETS

                           WKI HOLDING COMPANY, INC.

                                 (IN THOUSANDS)

                                                              OCTOBER 1,   DECEMBER 31,
ASSETS                                                           2000          1999
------                                                        ----------   ------------
CURRENT ASSETS
    Cash and cash equivalents...............................  $  36,441      $   8,368
    Accounts receivable, (net of allowances--$10,896 in 2000
      and $8,755 in 1999)...................................     94,535        141,308
    Inventories:
      Finished and in-process goods.........................    233,032        195,200
      Raw materials and supplies............................     22,186         27,411
    Deferred taxes on income................................         95         25,303
    Other current assets....................................     24,496         20,816
                                                              ---------      ---------
      Total current assets..................................    410,785        418,406
                                                              ---------      ---------
OTHER ASSETS
    Deferred taxes on income................................        216         23,583
    Other assets............................................     52,939         43,495
                                                              ---------      ---------
                                                                 53,155         67,078
                                                              ---------      ---------
PROPERTY AND EQUIPMENT
    Land and land improvements..............................      4,078          4,996
    Buildings...............................................     90,610         86,873
    Machinery and equipment.................................    316,916        303,949
                                                              ---------      ---------
                                                                411,604        395,818
    Less accumulated depreciation...........................   (261,010)      (241,788)
                                                              ---------      ---------
    Total Property and Equipment............................    150,594        154,030
                                                              ---------      ---------
INTANGIBLES
    Trademarks (net of accumulated amortization of $8,133 in
      2000 and $3,384 in 1999)..............................    149,674        165,487
    Goodwill (net of accumulated amortization of $14,180 in
      2000 and $8,740 in 1999)..............................    207,685        174,678
                                                              ---------      ---------
                                                                357,359        340,165
                                                              ---------      ---------
TOTAL ASSETS................................................  $ 971,893      $ 979,679
                                                              =========      =========

        The accompanying notes are an integral part of these statements.

                          CONSOLIDATED BALANCE SHEETS

                           WKI HOLDING COMPANY, INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                              OCTOBER 1,   DECEMBER 31,
LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY                   2000          1999
----------------------------------------------                ----------   ------------
CURRENT LIABILITIES
    Accounts payable........................................  $  69,327      $  56,346
    Debt payable within one year............................      3,256          3,650
    Other current liabilities...............................    103,380        111,800
                                                              ---------      ---------
                                                                175,963        171,796
                                                              ---------      ---------
OTHER LIABILITIES
    Long-term debt..........................................    771,616        669,253
    Non-pension post-employment benefit obligations.........     41,861         37,113
    Other long-term liabilities.............................     14,561         15,090
                                                              ---------      ---------
                                                                828,038        721,456
                                                              ---------      ---------
Commitments and Contingencies (Note 8)

STOCKHOLDERS' (DEFICIT) EQUITY
Preferred Stock--5,000,000 shares authorized;
    3,200,000 and 1,200,000 shares issued in 2000 and 1999,
      respectively..........................................     98,286         88,430
Common Stock--$0.01 par value, 80,000,000 shares authorized;
    67,318,528 and 66,857,143 issued and outstanding in 2000
      and 1999 respectively.................................        673            669
Treasury Stock (180,000 shares held in treasury in 2000)....       (914)            --
Contributed capital.........................................    604,837        603,226
Accumulated deficit.........................................   (732,183)      (604,112)
Accumulated other comprehensive income......................     (2,807)        (1,786)
                                                              ---------      ---------
    Total stockholders' (deficit) equity....................    (32,108)        86,427
                                                              ---------      ---------
    TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY....  $ 971,893      $ 979,679
                                                              =========      =========

        The accompanying notes are an integral part of these statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                           WKI HOLDING COMPANY, INC.

                                 (IN THOUSANDS)

                                                              FOR THE 273    FOR THE 269
                                                              DAYS ENDED     DAYS ENDED
                                                              OCTOBER 1,    SEPTEMBER 26,
                                                                 2000           1999
                                                              -----------   -------------
Cash flows used in operating activities:
Net loss....................................................   $(118,215)      $(98,085)
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization...........................      34,778         21,041
    Amortization of deferred financing fees.................       1,623          1,263
    Minority interest in losses of subsidiary...............         231            145
    Deferred tax provision..................................      48,611            (14)
    Provision for restructuring costs, net of cash paid.....      (6,220)        69,871
    Proceeds from sale of accounts receivable to affiliate,
      net of fees...........................................      90,000             --
    Provision for close-out of inventories..................       2,900             --
    Loss on early extinguishment of debt, net of tax........          --          6,393
    Provision for post-retirement benefits, net of cash
      paid..................................................       4,540          2,340
Changes in operating assets and liabilities:
    Accounts receivable.....................................     (43,227)        (7,107)
    Inventories.............................................     (35,507)       (13,690)
    Prepaid expenses and other current assets...............      (3,680)        (5,959)
    Accounts payable and accrued expenses...................      10,781        (11,024)
    Other assets/liabilities................................     (22,415)        (4,303)
                                                               ---------       --------
Net cash used in operating activities.......................     (35,800)       (39,129)
                                                               ---------       --------
Cash flows used in investing activities:
        Capital expenditures................................     (38,797)       (19,603)
                                                               ---------       --------
Net cash used in investing activities.......................     (38,797)       (19,603)
                                                               ---------       --------
Cash flows provided by financing activities:
  Repayment of long-term debt, other than revolving credit
    facility................................................      (3,331)        (3,538)
  Borrowing on revolving credit facility....................     105,300         58,800
  Treasury stock purchases..................................        (914)            --
  Issuance of common stock..................................       1,615             --
                                                               ---------       --------
Net cash provided by financing activities...................     102,670         55,262

Net change in cash and cash equivalents.....................      28,073         (3,470)
Cash and cash equivalents at beginning of year..............       8,368          9,057
                                                               ---------       --------
Cash and cash equivalents at end of period..................   $  36,441       $  5,587
                                                               =========       ========

        The accompanying notes are an integral part of these statements.

                           WKI HOLDING COMPANY, INC.

                                 (IN THOUSANDS)

                                                              FOR THE 273    FOR THE 269
                                                              DAYS ENDED     DAYS ENDED
                                                              OCTOBER 1,    SEPTEMBER 26,
                                                                 2000           1999
                                                              -----------   -------------
Supplemental data:
Cash paid during the year for:
    Income taxes, net.......................................    $ 1,863        $  (757)
    Interest................................................     46,322         22,275
Non-cash activity:
Preferred stock dividends...................................    $ 9,856        $ 3,040

        The accompanying notes are an integral part of these statements.

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                           WKI HOLDING COMPANY, INC.

                                 (IN THOUSANDS)

                                                                                                ACCUMULATED
                                                                                                   OTHER            TOTAL
                                 PREFERRED    COMMON    TREASURY   CONTRIBUTED   ACCUMULATED   COMPREHENSIVE    STOCKHOLDER'S
                                   STOCK      STOCK      STOCK       CAPITAL       DEFICIT        INCOME       EQUITY (DEFICIT)
                                 ---------   --------   --------   -----------   -----------   -------------   ----------------
Balance, December 31, 1999.....   $88,430      $669      $  --       $603,226     $(604,112)      $(1,786)        $  86,427
Net loss.......................        --        --         --             --      (118,215)           --          (118,215)
Foreign currency translation
  adjustment, net of tax.......        --        --         --             --            --        (1,021)           (1,021)
                                                                                                                  ---------
Total comprehensive income.....                                                                                    (119,236)
                                                                                                                  ---------
Issuance of common stock.......        --         4         --          1,611            --            --             1,615
Repurchase of treasury stock...        --        --       (914)            --            --            --              (914)
Preferred stock dividends......     9,856        --         --             --        (9,856)           --                --
                                  -------      ----      -----       --------     ---------       -------         ---------
Balance October 1, 2000........   $98,286      $673      $(914)      $604,837     $(732,183)      $(2,807)        $ (32,108)
                                  =======      ====      =====       ========     =========       =======         =========

        The accompanying notes are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           WKI HOLDING COMPANY, INC.

(1) NATURE OF OPERATIONS AND BASIS OF PRESENTATION

    WKI Holding Company, Inc. formerly known as CCPC Holding Company, Inc., (the "Company" or "WKI" )is a leading manufacturer and marketer of housewares, including bakeware, dinnerware, rangetop cookware, kitchen and household products, cutlery and precision cutting tools. The Company believes that its brands, including Corningware-Registered Trademark-,
Pyrex,-Registered Trademark- Corelle-Registered Trademark-, Revere Ware-Registered Trademark-, Visions-Registered Trademark-,
EKCO-Registered Trademark-, Via-Registered Trademark-, Baker's
Secret-Registered Trademark-, Chicago Cutlery-Registered Trademark-, Clean Results-Registered Trademark-, OLO-Registered Trademark-,
OXO-Registered Trademark- and Grilla Gear-Registered Trademark- constitute one of the broadest and best recognized collection of brands in the housewares industry.

    Effective September 13, 1999 and October 21, 1999 the Company acquired the outstanding stock of The EKCO Group Inc. ("EKCO") and General Housewares Corp. ("GHC"), respectively. The acquisitions were accounted for under the purchase method of accounting and the 1999 financial statements include the results of EKCO's and GHC's operations from the date of the acquisitions (see Note 3).

    Pursuant to Regulation 15(d) of the Securities Act of 1934, WKI is filing herein its quarterly report on Form 10-Q, which includes the first three fiscal quarters of the year ended December 31, 2000. The consolidated financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair statement of the results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. The consolidated financial statements have been compiled without audit and should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1999, which has been filed with the Securities and Exchange Commission ("SEC").

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    In December 1999 the SEC issued Staff Account Bulletin No. 101 "Revenue Recognition in Financial Statements" defining revenue recognition guidelines. The Company is currently assessing the impact of the guidelines on its financial statements.

    In June 1998, June 1999 and June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", SFAS 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities an amendment of FASB Statement No. 133". These Statements establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. These Statements require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

    Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. This accounting is effective for the fiscal year beginning after June 15, 2000. The Company is currently determining the impact of SFAS 133 on its consolidated results of operations and financial position. This statement should have no impact on consolidated cash flows.

                           WKI HOLDING COMPANY, INC.

(3) ACQUISITIONS

    The EKCO acquisition was closed by the Company on October 24, 1999, following the initial purchase of EKCO by CCPC Acquisition Corp., the Company's majority shareholder, (the "Company's Parent") on September 13, 1999. The Company acquired EKCO for approximately $239 million, including the assumption of debt, transaction fees and a purchase price adjustment (see note 8). The Company financed the EKCO acquisition through the issuance of $150 million in common stock to the Company's parent and borrowings under the Company's existing credit facility.

    The Company acquired GHC for approximately $159 million, including the repayment of debt and transaction fees. The Company financed the acquisition through the issuance of $50 million in junior preferred stock to an affiliate of the Company's Parent, an additional $100 million tranche of term loans and borrowings under the Company's existing revolving credit facilities.

    Both acquisitions were accounted for under the purchase method of accounting. Accordingly, the purchase prices as determined to date have been allocated to the assets acquired and liabilities assumed based on the fair values at the date of acquisition.

    Although the Company did not acquire EKCO from its parent until October 25, 1999, the financial statements of EKCO are consolidated as of September 13, 1999, the date on which the Company's Parent acquired EKCO. The 1999 third quarter Form 10-Q was filed prior to the finalization of the transaction and did not reflect the EKCO results for the period September 13, 1999 through September 26, 1999. The prior year statements of operations and cash flows have been revised to reflect the financial results during this time. The purchase price allocation for EKCO has been finalized.

(4) SALE OF ACCOUNTS RECEIVABLE

    On June 29, 2000 the Company entered into a receivables purchase agreement with Borden, Inc. ("Borden"). Under the agreement, the Company sold $50.5 million and $40.3 million of net receivables in June and September, respectively, to Borden, an affiliate of the Company's Parent. The Company recognized a loss on the sale of receivables and transaction related fees in the amount of $0.8 million.

(5) DEFERRED INCOME TAXES

    As a result of the factors noted above, losses experienced through the third quarter indicate that the Company will have cumulative losses over the three most recent years ended December 31, 2000. The Company cannot conclude that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets. As a result the Company increased its valuation allowance by $49.8 million to fully reserve deferred tax assets in 2000. In addition the Company has suspended recognized additional deferred tax benefits until more conclusive evidence exists to support its recognition.

                           WKI HOLDING COMPANY, INC.

(6) SUPPLEMENTAL BALANCE SHEET DATA

                                                              OCTOBER 1,   DECEMBER
                                                                 2000      31, 1999
                                                              ----------   --------
OTHER CURRENT LIABILITIES
Wages and employee benefits.................................   $ 21,062    $ 30,935
Accrued advertising and promotion...........................     27,934      21,884
Accrued interest............................................     16,950      10,063
Payable to Company's Parent.................................      9,983          --
Other accrued expenses......................................     27,451      48,918
                                                               --------    --------
                                                               $103,380    $111,800
                                                               ========    ========

(7) RELATED PARTY TRANSACTIONS

    The following transactions with Corning Inc., ("Corning") and Borden are included in the consolidated statements of operations for the 2000 and 1999 periods ended.

                                                FOR THE 91      FOR THE 88     FOR THE 273    FOR THE 269
                                                DAYS ENDED      DAYS ENDED     DAYS ENDED      DAYS ENDED
                                                OCTOBER 1,    SEPTEMBER 26,    OCTOBER 1,    SEPTEMBER 26,
                                                   2000            1999           2000            1999
                                                -----------   --------------   -----------   --------------
Centralized services..........................    $1,083          $2,386          $3,483         $6,609
Management fees and services to Borden........       869             375           2,194          1,125
Interest expense paid to Borden...............       154              --             154             --
Loss on sale of receivables and related fees
  paid to Borden..............................       823              --             823             --

    Prior to the April 2000 termination of the transition services agreement with Corning, Corning provided certain operating support to the Company (reflected above as "centralized services"), including financial services, information systems support, risk management, purchasing, transportation, benefit plans administration, and engineering services. Currently Corning continues to provide the Company with certain engineering and manufacturing services. Management believes that the methodology used to allocate the costs is reasonable, but may not necessarily be indicative of the costs that would have been incurred had these functions been performed by the Company.

    The Company paid Borden a management fee at an annual rate of $1.5 million for the period April 1, 1998 through December 31, 1999. Effective January 1, 2000 the Borden management fee increased to $2.5 million annually.

    During the third quarter of 2000 the Company negotiated with Borden a temporary credit facility to assist in meeting working capital requirements, capital expenditures, interest payments and scheduled principal payments. The $40.0 million facility expires on December 31, 2000. Borrowings under the credit facility bear interest at a rate equal to, at WKI's option, either (a) the Alternate Base Rate plus 3% or (b) the Eurodollar rate plus 4%. The Company believes that there is a possibility that some borrowings will remain outstanding under the Borden credit facility on December 31, 2000 and if so, the Company will be required to seek refinancing of such outstanding amounts from Borden or other financing sources.

    In June and September 2000, the Company sold accounts receivable to Borden. See note 4.

                           WKI HOLDING COMPANY, INC.

(8) COMMITMENTS AND CONTINGENCIES

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

    The Company's Parent is in the process of seeking a buyer for a portion of the EKCO business that was not originally purchased by the Company. In the event that the Company's parent realizes less than originally anticipated on the sale of this business, the Company will be required to remit additional consideration to its parent. The Company currently believes that this will amount to $10.0 million, to be paid in the fourth quarter of 2000, and has recorded this obligation in its October 1, 2000 financial statements as a finalization of the purchase price.

ITEM 2-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

    WKI Holding Company Inc. ("WKI" or the "Company") is a leading manufacturer and marketer of oven/bakeware, range top cookware, kitchen and household tools, tabletop dinnerware, cutlery, and precision cutting tools. The Company has strong positions in major channels of distribution for its products in North America and has also achieved a significant presence in certain international markets, primarily Asia, Australia, Latin America and the United Kingdom. In North America the Company sells both on a wholesale basis, to retailers, distributors and other accounts that resell the Company's products, and on a retail basis, through Company-operated factory stores. In the international market the Company has established its presence on a wholesale basis through an international sales force together with localized distribution and marketing capabilities.

    Prior to April 1, 1998, the Company operated as a wholly-owned subsidiary of Corning Inc. ("Corning"). During this period, Corning provided the Company with certain process-oriented administrative services, such as benefits administration, accounts payable, accounts receivable, treasury and tax services. Corning agreed, pursuant to a transition services agreement commencing January 1, 1998 (the "Transition Services Agreement"), to continue to provide such services for up to two years at negotiated rates. The Transition Services Agreement expired in April 2000. By December 31, 1999, the Company had developed its administrative infrastructure and had assumed or outsourced to third parties a significant portion of the functions previously performed by Corning.

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

    Effective September 13, 1999 and October 21, 1999 the Company acquired the outstanding stock of The EKCO Group Inc. ("EKCO") and General Housewares Corporation ("GHC"), respectively. The acquisitions are being accounted for under the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on the fair value at the date of acquisition. The financial statements include the results of EKCO's and GHC's operations from the respective dates of these acquisitions. The allocation of purchase price for EKCO has been finalized.

    The Company acquired EKCO for approximately $239 million, including the assumption of debt, transaction fees and the purchase price adjustment (see note 8 to the Notes to Consolidated Financial Statements). The Company financed this acquisition through the issuance of $150 million in common stock to CCPC Acquisition Corp. (the "Company's Parent") and borrowings under the Company's existing credit facility.

    The Company acquired GHC for approximately $159 million, including the repayment of debt, transaction fees and contingent consideration. The Company financed the acquisition through the issuance of $50 million in junior preferred stock to an affiliate of the Company's Parent, an additional $100 million tranche of term loans and additional borrowings under the Company's existing revolving credit facilities.

    The Company anticipates cash outlays of approximately $60.0 million in 2000 relating to the integration of the acquired businesses into the Company. Of the $60.0 million in cash outlays approximately $25.0 million is expected to be expensed in year 2000, approximately $10.4 million of this amount represents payments on 1999 acquisition-related accruals, and $24.6 million represents capital expenditures. These cash outlays primarily relate to the implementation of WKI's enterprise-wide computer systems at the acquired facilities, the creation of a distribution center, severance and other employee compensation arrangements and other integration costs.

THIRD QUARTER 2000 VERSUS THIRD QUARTER 1999, IN 000'S

                                                   THIRD QUARTER   % OF NET      THIRD QUARTER   % OF NET
                                                       2000         SALES            1999         SALES
                                                   -------------   --------      -------------   --------
Net sales........................................     $199,874      100.0 %         $130,145      100.0 %
Cost of sales....................................      134,931       67.5 %           83,053       63.8 %
                                                      --------      -----           --------      -----
Gross Profit.....................................       64,943       32.5 %           47,092       36.2 %
Selling, general and administrative..............       53,186       26.6 %           36,691       28.2 %
Integration related expenses.....................        7,365        3.7 %               --         --
Other expense (income)...........................        2,095        1.0 %              660        0.1 %
                                                      --------      -----           --------      -----
Operating income.................................        2,297        1.1 %            9,741        7.5 %
Interest expense.................................       18,509        9.3 %           10,182        7.8 %
                                                      --------      -----           --------      -----
Loss before taxes on income......................      (16,212)      (8.1)%             (441)      (0.3)%
Income tax expense...............................       57,503       28.8 %            1,095        0.8 %
                                                      --------      -----           --------      -----
Loss before minority interest....................      (73,715)     (36.9)%           (1,536)      (1.2)%
Minority interest in earnings of unconsolidated
  subsidiary.....................................         (121)      (0.1)%              (37)        --
                                                      --------      -----           --------      -----
Loss before extraordinary charge.................      (73,836)     (36.9)%           (1,573)      (1.2)%
Early extinguishment of debt, net of 4.298 tax
  benefits.......................................           --         --             (6,393)      (4.9)%
Net loss.........................................     $(73,836)     (36.9)%         $ (7,966)      (6.1)%
                                                      --------      -----           --------      -----
EBITDA(1)........................................     $ 13,977        7.0 %         $ 15,238       11.7 %
                                                      --------      -----           --------      -----
Integration related expenses.....................        7,365        3.7 %               --         --
Loss and transaction fees associated with sale of
  assets.........................................          823        0.4 %               --         --
                                                      --------      -----           --------      -----
Adjusted EBITDA(2)...............................     $ 22,165       11.1 %         $ 15,238       11.7 %
                                                      --------      -----           --------      -----

    The following pro forma net sales table gives effect to the EKCO and GHC acquisitions as if they had occurred on January 1, 1999.

                                                     THIRD QUARTER   THIRD QUARTER      $          %
                                                         2000            1999         CHANGE     CHANGE
                                                     -------------   -------------   --------   --------
North America......................................     $178,190        177,550         640       0.4%
International......................................       21,684         19,874       1,810       9.1%
                                                        --------        -------       -----       ---
Net Sales..........................................     $199,874        197,424       2,450       1.2%
                                                        ========        =======       =====       ===

------------------------

(1) EBITDA represents operating income plus depreciation and amortization.

(2) Adjusted EBITDA represents EBITDA less adjustments to eliminate
    (i) integration related expenses (ii) loss and transaction fees associated with the sale of receivables.

NET SALES

    On a pro forma basis, assuming that the EKCO and GHC acquisitions had occurred on January 1, 1999, net sales for the third quarter ended October 1, 2000 were $199.9 million, an increase of 1.2% over pro forma third quarter of 1999 net sales of $197.4 million. Third quarter sales increased in both North America and internationally.

NORTH AMERICA

    The net increase in North America of $0.6 million or 0.4% in net sales during the third quarter of 2000 over 1999 pro forma net sales is attributable to new product sales and improvements at the Company-operated factory stores. This increase was partially offset by planned lower July sales associated with the start up of a new distribution center and the termination of the cleaning product line acquired in the EKCO acquisition.

    New product introductions led the improvement in third quarter 2000 sales. The New Pyrex Storage Deluxe line of storage products, which started shipping in the first quarter of 2000, generated third quarter sales of $1.5 million. Additionally, the Company introduced new lines of OXO brand stainless steel kitchen tools, a hardware line and a MV Cutlery line utilizing OXO's Good Grips technology, which together contributed $1.4 million to third quarter 2000 sales.

    The improvement in factory store sales was driven by two factors. During 1999 and early in 2000 the Company experienced supply constraints in two product lines. Corelle supply declined due to strong US wholesale sales and a faster than anticipated recovery of international sales. Revere supply declined due to transitional issues associated with transferring production to a third party supplier. The Company also encountered difficulties in implementing a new enterprise-wide computer system in 1999, which restricted its ability to ship its products. As a result of these factors the Company made a decision to prioritize shipping capacity in favor of third party customers rather than company-operated factory stores. Consequently the factory stores experienced severe stock shortages in the second half of 1999 and early in 2000. Beginning in the second quarter of 2000 the Company increased the allocation of its inventories to its factory stores leading to the improved third quarter results when compared to 1999.

    These increases were partially offset by activities surrounding the consolidation of acquired EKCO distribution centers effective July 2, 2000. In anticipation of start up inefficiencies the Company shipped a portion of its July orders for EKCO product in June. In addition the Company stopped distributing its Cleaning product line in September 2000, leading to a $2.3 million quarter over quarter reduction in sales.

INTERNATIONAL

    International third quarter 2000 net sales, (excluding Canadian net sales) increased $1.8 million or 9.1% over pro forma third quarter 1999 net sales, as improvements in Asian offset declines in Latin America and Europe. Asian net sales increased $4.3 million as a result of two factors. First, the Company has benefited from the recent improvements in Asian economies. Asian results have steadily improved since the late 1998 currency crisis. Second, in 1999 and early in 2000 Asia also suffered from the Corelle-Registered Trademark- supply constraint and disruptions in 1999 relating to the implementation of an enterprise-wide computer system as noted above. The increase in Asian net sales was partially offset by a $2.5 million reduction in net sales, primarily in Latin America and Europe. The Company is at an early stage in the process of redefining its international distribution strategies. This has led to a sales decrease as the Company exits some distribution relationships as a result of this change in strategy.

GROSS PROFIT

    Gross profit for the third quarter 2000 was $64.9 million, or 32.5% of net sales, compared to third quarter 1999 gross profit of $47.1 million, or 36.2% of pro forma net sales. Manufacturing efficiencies and cost reductions realized as a result of a restructuring in 1999 were more than offset by increases in distribution costs as a percentage of net sales.

    In the first quarter of 1999, the Company initiated a plan to restructure its manufacturing and supply organization as part of a program designed to reduce costs through the elimination of under-utilized capacity and unprofitable product lines. The Company achieved significant efficiencies and cost reductions through this rationalization.

    Distribution costs increased as a percentage of net sales due to higher inventory levels, operational inefficiencies, and higher operating costs at the Company's Greencastle, Pennsylvania ("Greencastle") and Monee, Illinois ("Monee") distribution centers. In the third quarter of 2000 the Company consolidated all of the EKCO domestic distribution centers into one center in Monee. The new facility experienced start-up operational inefficiencies in the third quarter of 2000. Additional shifts, temporary help costs and professional services needed to meet shipping requirements were the primary reason for the increase in costs as a percentage of net sales. Additionally, distribution costs, including warehousing, at the Company's Greencastle facility increased as a percentage of sales due to higher finished goods inventories. Higher fuel costs also attributed to the increases at both distribution centers. The Company anticipates that these higher costs will continue through the remainder of the year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses were $53.2 million in the third quarter of 2000, an increase of $16.5 million over third quarter 1999 selling, general and administrative expenses of $36.7 million. However, as a percentage of net sales, third quarter 2000 selling, general and administrative expenses were 26.6% compared to 28.2% in the third quarter of 1999. The significant improvement as a percentage of net sales is a result of synergies realized from the integration of the EKCO and GHC businesses into the Company. These savings were partially offset by increased advertising costs needed to support the introduction of the Company's new products in 2000 and to promote its existing products.

    Through the Company's efforts to integrate EKCO and GHC into WKI's operations, the Company has been able to gain administrative efficiencies primarily from combining sales and marketing operations and consolidating certain other operations, including finance, executive administration and information technology. The Company is continuing its efforts to fully integrate these businesses into WKI and anticipates realizing additional synergies throughout the remainder of the year.

    The synergy savings noted above were partially offset by the Company's continued emphasis on new product development, product introductions and extensions of existing products. The Company's product development process enhances the Company's ability to bring new products to market quickly and successfully and to extend existing product categories. The Company demonstrated this in 2000 with the successful introductions of Pyrex Storage Deluxe and new lines of OXO brand stainless steel kitchen tools, hardware and automotive accessories. In addition the Company supported existing products with an advertising campaign focused on revitalizing Corningware.

INTEGRATION RELATED EXPENSES

    Integration related expenses consist of cash and non-cash charges related to the integration of EKCO's and GHC's operations into those of the Company's. Integration related expenses were $7.4 million in the third quarter of 2000. These expenses primarily consist of systems implementation costs, employee compensation arrangements and other employee benefits (such as severance, retention, out placement, etc.), consulting services and other integration costs.

OTHER

    Other operating expense was $2.1 million in the third quarter of 2000 compared to $0.7 million in the third quarter of 1999. The $1.4 million increase is primarily a result of the amortization of trademarks and goodwill resulting from the acquisitions of EKCO and GHC. In addition, royalty expenses increased as a result of pre-existing royalty agreements in the newly acquired EKCO business.

NET INTEREST EXPENSE

    Interest expense increased by $8.3 million in the third quarter of 2000, rising from $10.2 million in the third quarter of 1999 to $18.5 million. The increase is primarily attributable to higher debt levels related to the acquisitions of EKCO and GHC late in 1999 and an increase in variable rate interest costs.

INCOME TAX EXPENSE

    As a result of the factors noted above, losses experienced through the third quarter of 2000 indicate that the Company will have cumulative losses over the three most recent years ended December 31, 2000. The Company can not conclude that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax asset. As a result, the Company increased the valuation allowance by $57.1 million to fully reserve deferred tax assets. In addition the Company has suspended recognizing additional deferred tax benefits until more conclusive evidence exists to support its recognition.

ADJUSTED EBITDA (AS DEFINED ON SUMMARY TABLE.)

    As a result of the factors discussed above, adjusted EBITDA increased by $7.0 million to $22.2 million for the third quarter of 2000 from $15.2 million in the third quarter of 1999. Adjusted EBITDA when taken as a percentage of sales was 11.1% in 2000 and 11.7% in 1999.

YEAR TO DATE OCTOBER 1, 2000 VERSUS YEAR TO DATE SEPTEMBER 26, 1999, IN 000'S

                                                                    % OF NET                 % OF NET
                                                          2000       SALES          1999      SALES
                                                        ---------   --------      --------   --------
Net sales.............................................  $ 552,606      100%       $351,922      100%
Cost of sales.........................................    375,211     67.9%        228,153     64.8%
                                                        ---------    -----        --------    -----
                                                          177,395     32.1%        123,769     35.2%
Selling, general and administrative...................    159,301     28.8%        109,519     31.1%
Provisions for restructuring costs....................         --       --          76,200     21.7%
Integration related expenses..........................     21,453      3.9%             --       --
Other expense (income)................................      8,494      1.5%         (1,259)    (.04)%
                                                        ---------    -----        --------    -----
Operating loss........................................    (11,853)    (2.1)%       (60,691)   (17.2)%
Interest expense......................................     54,678      9.9%         30,138      8.6%
                                                        ---------    -----        --------    -----
Loss before taxes on income...........................    (66,531)   (12.0)%       (90,829)   (25.8)%
Income tax expense....................................     51,454      9.3%            718      0.2%
                                                        ---------    -----        --------    -----
Loss before minority interest.........................   (117,985)   (21.4)%       (91,547)   (26.0)%
Minority interest in losses of unconsolidated
  subsidiary..........................................       (230)      --            (145)      --
                                                        ---------    -----        --------    -----
Loss before extraordinary charge......................   (118,215)   (21.4)%       (91,692)     (26)%
Early extinguishment of debt, net of $4,298 tax
  benefit.............................................         --       --          (6,393)    (1.8)%
                                                        ---------    -----        --------    -----
Net loss..............................................  $(118,215)   (21.4)%      $(98,085)   (27.9)%
                                                        =========    =====        ========    =====
EBITDA(1).............................................  $  22,925      4.1%       $(39,650)   (11.3)%
                                                        =========    =====        ========    =====
Provision for restructuring costs.....................         --       --          76,200     21.7%
Integration related expenses..........................     21,453      3.9%             --       --
Provision for close-out inventories...................      2,900      0.5%             --       --
Loss and transaction fees associated with sale of
  assets..............................................        823      0.1%             --       --
                                                        ---------    -----        --------    -----
Adjusted EBITDA(2)....................................  $  48,101      8.7%       $ 36,550     10.4%
                                                        =========    =====        ========    =====

    The following pro forma net sales table gives effect to the EKCO and GHC acquisitions as if they has occurred on January 1, 1999.

                                                              YEAR TO DATE
                                                       --------------------------
                                                       OCTOBER 1,   SEPTEMBER 26,      $          %
                                                          2000          1999         CHANGE     CHANGE
                                                       ----------   -------------   --------   --------
North America........................................   $480,729       485,108       (4,379)     (0.9)%
International........................................     71,877        64,231        7,646      11.9%
                                                        --------       -------      -------     -----
Net Sales............................................   $552,606       549,339        3,267       0.6%
                                                        ========       =======      =======     =====

------------------------

(1) EBITDA represents operating loss plus depreciation and amortization.

(2) Adjusted EBITDA represents EBITDA less adjustments to eliminate
    (i) integration related expenses, (ii) provision for restructuring costs,
    (iii) provision for close-out inventories and (iv) losses and transaction fees associated with the sale of receivables.

NET SALES

    On a pro forma basis, assuming that the EKCO and GHC acquisitions had occurred on January 1, 1999, year to date October 1, 2000 net sales increased $3.3 million, or 0.6% over 1999 pro forma net sales for the same period of $549.3 million. Improvements in international sales (excluding Canada) more than offset lower pro forma North America sales.

NORTH AMERICA

    The $4.4 million or 0.9% decrease in North America net sales for year to date October 1, 2000 compared to pro forma net sales of the comparable period of the prior year resulted from sales declines at the Company-operated factory stores and the termination of the Cleaning product line late in the third quarter of 2000, which were not sufficiently offset by new product sales.

    Successful product introductions increased third quarter 2000 sales. The New Pyrex Storage Deluxe line of storage products, which first shipped in the first quarter of 2000, generated year to date October 1, 2000 sales of $7.0 million. Additionally, the Company introduced new lines of OXO brand stainless steel kitchen tools, a hardware line and a MV Cutlery line utilizing OXO's Good Grips technology, which together contributed $3.5 million to year to date October 1, 2000 sales.

    The Company-operated factory store decline was driven by two factors. During 1999 and early in 2000 the Company experienced supply constraints on two product lines. Corelle supply declined due to strong US wholesale sales and a faster than anticipated recovery of international sales. Revere supply declined due to transitional issues associated with transferring production to a third party supplier. The Company also encountered difficulties in implementing a new enterprise-wide computer system in 1999, which restricted its ability to ship its product. As a result of these factors the Company made a decision to prioritize shipping capacity in favor of third party customers rather than company-operated factory stores. Consequently the factory stores experienced severe stock shortages in the second half of 1999 and for much of the first half of 2000. As noted in the quarter over quarter analysis the factory stores sales began to improve in the third quarter as their inventory levels are replenished.

    In addition in September 2000 the Company stopped distributing its Cleaning product line leading to a $2.3 million year over year reduction in sales.

INTERNATIONAL

    International year to date October 1, 2000 net sales (excluding Canadian sales) increased $7.6 million, or 11.9%, over pro forma net sales for the comparable period in 1999 as improvements in sales in Asia offset declines in Latin America and Europe. Net sales in Asia increased $11.4 million or 34.7% as a result of two factors. First, the Company has benefited from the recent improvements in Asian economies. Asian results have steadily improved since the late 1998 currency crisis in Asia. Second, in 1999 and early in 2000 Asian sales also suffered from the same Corelle-Registered Trademark- supply constraint and disruptions in 1999 related to the implementation of a enterprise-wide computer system noted above. Increased product availability has led to the recovery. The increase in Asian net sales was partially offset by a $3.7 million or 11.8% reduction in net sales primarily in Latin America and Europe. The reduction is principally attributable to the Company redefining its international distribution strategies in Mexico and Europe. The Company is at an early stage in this process and sales have temporarily decreased as the Company exits some distribution relationships as a result of this change in strategy.

GROSS PROFIT

    Gross profit for the year to date October 1, 2000 was $177.4 million, or 32.1% of net sales, compared to gross profit during the same period in 1999 of $123.8 million, or 35.2% of net sales. Manufacturing efficiencies and cost reductions realized as a result of the 1999 restructuring were more than offset by increased distribution costs as a percentage of net sales and increases in certain inventory reserves.

    In the first quarter of 1999, the Company initiated a plan to restructure its manufacturing and supply organization as part of a program designed to reduce costs through the elimination of under-utilized capacity and unprofitable product lines. The Company has achieved significant efficiencies and cost reductions through this manufacturing rationalization.

    Distribution costs increased as a percentage of net sales as a result of higher inventory levels, operational inefficiencies, start up costs and higher operating costs at the Company's Greencastle and Monee distribution centers. In the third quarter of 2000 the Company consolidated all of the EKCO domestic distributions centers into one center in Monee. The Monee facility experienced operational inefficiencies in the third quarter of 2000, which required additional shifts, temporary help costs and professional services needed to meet shipping requirements.

    In July 1999 the Company experienced difficulties implementing a new enterprise-wide computer system at Greencastle. The distribution inefficiencies resulting from the implementation of the new computer system together with higher fuel costs and higher levels of finished goods inventory resulted in higher distribution cost as a percentage of sales. The Company anticipates that these higher costs will continue throughout the year. In addition, in the second quarter of 2000 the Company provided $2.9 million for the planned close-out of cleaning product line finished goods inventories.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses were $159.3 million for the year to date October 1, 2000, an increase of $49.8 million over selling, general and administrative expenses for the comparable period in 1999 of $109.5 million. As a percentage of net sales, year to date October 1, 2000 selling, general and administrative expenses were 28.8% compared to 31.1% for the comparable period in 1999. The significant improvement as a percentage of net sales is a result of synergies realized from the integration of the EKCO and GHC businesses into the Company. These savings were partially offset by increased advertising costs incurred to support the introduction of the Company's new products in 2000.

    Through the Company's efforts to integrate EKCO and GHC into WKI's operations the Company has been able to gain administrative efficiencies primarily from combining sales and marketing operations and consolidating certain other operations, including finance, executive administration and information technology. The Company is continuing its efforts to fully integrate these businesses into WKI and anticipates realizing additional synergies throughout the remainder of the year.

    The synergy savings discussed above were partially offset by expenses arising from the Company's continued emphasis and associated expenditures on new product development, product introductions and extensions of existing products. The Company's product development process enhances the Company's ability to bring new products to market quickly and successfully and to extend existing product categories. The Company demonstrated this in 2000 with the successful introductions of Pyrex Storage Deluxe and new lines of OXO brand stainless steel kitchen tools, hardware and automotive accessories. In addition the Company supported existing products with an advertising campaign focused on revitalizing Corningware.

RESTRUCTURING

    In the first quarter of 1999 the Company recorded a $76.2 million charge related to the restructuring of the Company's manufacturing and supply organization which was designed to reduce costs through the elimination of under-utilized capacity and unprofitable product lines.

INTEGRATION RELATED EXPENSES

    Integration related expenses consist of cash and non-cash charges related to the integration of EKCO's and GHC's operations into those of the Company. Integration related expenses were $21.5 million for the year to date October 1, 2000. These expenses primarily consist of systems implementation costs, employee compensation arrangements and other benefits (such as severance, retention, out placement, etc.), consulting services and other integration costs.

OTHER

    Other operating expense was $8.5 million for the year to date October 1, 2000 compared to income of $1.3 million for the comparable period in 1999. The $9.8 million change is primarily due to the amortization of trademarks and goodwill resulting from the acquisitions of EKCO and GHC. In addition, royalty expenses increased as a result of pre-existing royalty agreements in the newly acquired EKCO business.

NET INTEREST EXPENSE

    Year to date October 1, 2000 interest expense increased $24.6 million to $54.7 million from $30.1 million for the comparable period in 1999. The increase is primarily attributable to higher debt levels related to the acquisitions of EKCO and GHC late in 1999 and an increase in variable rate interest costs.

INCOME TAX EXPENSE

    As a result of the factors noted above, losses experienced through the third quarter indicate that the Company will have cumulative losses over the three most recent years ended December 31, 2000. The Company cannot conclude that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets. As a result, the Company increased its valuation allowance by $49.8 million to fully reserve deferred tax assets. In addition the Company has suspended recognizing additional deferred tax benefits until more conclusive evidence exists to support its recognition.

ADJUSTED EBITDA (AS DEFINED IN SUMMARY TABLE).

    As a result of the factors discussed above, Adjusted EBITDA increased by $11.6 million to $48.1 million for the year to date October 1, 2000 from $36.5 million for the comparable period in 1999. Adjusted EBITDA when taken as a percentage of sales was 8.7% for the year to date October 1, 2000 and 10.4% for the comparable period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's liquidity requirements have arisen principally in connection with funding working capital needs, servicing debt obligations, completing its manufacturing restructuring, financing its recent acquisitions and completing the integration of such acquisitions, as well as funding capital expenditures. The Company's senior credit facilities are comprised of $295.0 million of term loan facilities and a $275.0 million revolving credit facility. As of November 10, 2000, the Company was fully drawn under the revolving credit facility. To satisfy the Company's liquidity requirements, the Company entered into a line of credit with Borden Inc., an affiliate of the Company's Parent, to provide for up to $40 million of revolving commitments. As of November 10, 2000, the Company had $28.1 million of available commitments under the Borden line of credit, which the Company currently anticipates will be adequate to fund its liquidity requirements for the fourth quarter of fiscal 2000. The Borden line of credit terminates on December 31, 2000. The Company believes that there is a possibility that some borrowings will remain outstanding under the Borden line of credit on December 31, 2000 and if so, the Company will be required to seek refinancing of such outstanding amounts from Borden or other financing sources. In addition, while the Company was in compliance with the financial covenants contained in the senior credit facility as of October 1, 2000, there is a likelihood that the Company will not be in compliance with its leverage covenant and the interest coverage covenant at the end of the fourth fiscal quarter. The Company has commenced discussions with the administrative agent for the senior credit facility seeking a waiver of these covenants for a period of time. While the Company expects to reach an agreement with its bank syndicate by the end of the fourth quarter with respect to such proposed waiver, there can be no assurance that such a waiver will be reached on acceptable terms or at all.

ACQUISITIONS

    Effective September 13, 1999 and October 21, 1999 the Company acquired the stock of EKCO and GHC. The financial statements include the results of EKCO's and GHC's operations since those dates.

    The GHC transaction was valued at $159 million, including the repayment of debt and transaction fees. The Company financed the acquisition through the issuance of $50 million in junior preferred stock to an affiliate of the Company's Parent and borrowings under the Company's existing revolving credit facilities.

    The EKCO transaction is valued at approximately $239 million, including the assumption of $3.4 million in 9 1/4% series B senior notes due in 2006, $2.1 million of industrial revenue bonds and other debt, transaction fees and the purchase price adjustment (see note 8 in the Notes to the Financial Statements). The Company financed this acquisition through the issuance and sale of $150 million in common stock of the Company to the Company's Parent, a loan from an affiliate of the Company and borrowings under the Company's credit facility. The borrowing from an affiliate to finance the acquisition of EKCO was refinanced in 1999 using funds advanced under a new $100 million term loan facility. The new term loan matures in 2007.

    Both the EKCO and GHC acquisitions were accounted for under the purchase method of accounting. Accordingly, the purchase prices have been allocated to the assets acquired and liabilities assumed based on the fair values at the dates of acquisition. The acquisition price to be paid to the Company's Parent for the EKCO business is not yet finalized. The Company's Parent is in the process of selling a portion of the EKCO businesses that were not originally sold to the Company. In the event that the Company's parent realizes less than originally anticipated on the sale of these businesses the Company will be required to remit additional funds to its parent. The Company currently believes that this will amount to $10.0 million to be paid in the fourth quarter of 2000 and has recorded this as an addition to the purchase price. The purchase price allocation for EKCO has been finalized.

CASH FLOWS

    For year to date October 1, 2000, the Company's operating activities used cash of $35.8 million compared to $39.1 million used by operating activities for the comparable period 1999. The year to date 2000 cash used includes inflows of $40.0 million for accelerated receivable collections relating to the third quarter of accounts receivable sale to Borden. Excluding this, cash used in operating activities was $75.8 million for the year to date October 1, 2000. The remaining $36.7 million used during the year to date October 1, 2000 as compared to the corresponding period in 1999 is primarily attributable to cash outlays related to the integration of the EKCO and GHC businesses.

    Investing activities of the Company used cash of $38.8 million through year to date October 1, 2000 compared to cash used in investing activities of $19.6 million during the same period in 1999. The year over year increase is entirely attributable to the integration of the EKCO and GHC businesses into the Company's operations.

    Net cash provided by financing activities totaled $102.7 million for the year to date October 1, 2000 compared to $55.3 million in 1999. The increase is attributable to the items noted above and cash requirements from the acquisition-related increases in interest expense.

INTEGRATION

    The Company is continuing its efforts to fully integrate EKCO and GHC into the Company, which will result in additional synergies throughout the remainder of the year. The Company anticipates total cash outlays of approximately $60.0 million during 2000 relating to the integration of the EKCO and GHC businesses into WKI, approximately $52.3 million of which has been spent through October 1, 2000. These anticipated cash outlays include approximately $24.6 million of capital expenditures relating to systems implementation and the start up of a new distribution center ($19.6 million of which was spent through October 1, 2000). The remaining anticipated cash outlays for integration in the year 2000 consist of approximately $13.7 million of severance and other employee compensation arrangements ($12.7 million of which was spent through October 1, 2000), approximately $10.4 million in cash charges relating to the systems implementation and the start up of the new distribution center ($9.6 million of which was spent through October 1, 2000) and $11.3 million relating to other integration costs ($10.4 million of which was spent through October 1, 2000).

    The Company and/or affiliates of the Company, including entities related to Kohlberg Kravis Roberts & Co., may from time to time, depending on market conditions, purchase senior subordinated notes previously issued by the Company in the open market or by other means.

RECENT ACCOUNTING PRONOUNCEMENTS

    In December 1999 the SEC issued Staff Account Bulletin No. 101 "Revenue Recognition in Financial Statements" defining revenue recognition guidelines. The Company is currently assessing the impact of the guidelines on its financial statements.

    In June 1998, June 1999 and June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS")
No. 133, "Accounting for Derivative Instruments and Hedging Activities",
SFAS 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" and
SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities an amendment of FASB Statement No. 133". These Statements establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. These Statements require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

    Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and asses the effectiveness of transactions that receive hedge accounting. This accounting is effective for the fiscal year beginning after June 15, 2000. The Company is currently determining the impact of SFAS 133 on its consolidated results of operations and financial position. This statement should have no impact on consolidated cash flows.

RISK MANAGEMENT

    The Company has market risk primarily in the areas of foreign currency and fixed rate debt. The Company invoices approximately 85% of its international sales in US dollars, minimizing the effect of foreign exchange gains and losses on its earnings. As a result, the Company's foreign sales are affected by currency fluctuations versus US dollar invoicing.

    The strength of the US dollar has increased in 2000, and may in future periods increase the effective price of the Company's products sold in US dollars which may, in turn, materially affect sales. The Company's costs are predominantly denominated in US dollars. With respect to sales invoiced in foreign currencies, increased strength of the US dollar decreases the Company's reported revenues and margins in respect of such sales to the extent the Company is unable or unwilling not to increase local currency prices.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The factors discussed below, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report, including without limitation, in "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's related press releases and in oral statements made by authorized officers of the Company. When used in this report, any press release or oral statement, the words "looking forward," "estimate," "project," "anticipate," "expect," "intend," "believe" and similar expressions are intended to identify a forward-looking statement. Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond the Company's control) that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The forward-looking statements regarding such matters are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether actual results and developments will conform with the Company's expectations and predictions, however, are subject to a number of risks and uncertainties, in addition to the risk factors discussed above, including: integration of the Company's acquisitions of General Housewares Corp. and EKCO Group, Inc.; difficulty in consolidating warehouse operations; the Company's ability to obtain adequate liquidity; ability to extend a temporary credit arrangement with Borden to fund anticipated working capital needs; significant indebtedness of the Company; a global economic slowdown in any one, or all, of the Company's sales categories; loss of sales as the Company streamlines and focuses on strategic accounts; unpredictable difficulties or delays in the development of new product programs; increasing reliance on third party manufacturers, increased difficulties in obtaining a consistent supply of basic raw materials such as sand, soda ash, steel or copper and energy inputs such as electrical power or natural gas at stable pricing levels; development by the Company of an adequate administrative infrastructure; technological shifts away from the Company's technologies and core competencies; unforeseen interruptions to the Company's business with its largest customers resulting from, but not limited to, financial instabilities or inventory excesses; the effects of extreme changes in monetary and fiscal policies in the United States and abroad, including extreme currency fluctuations and unforeseen inflationary pressures such as those recently experienced by certain Asian economies; drastic and unforeseen price pressures on the Company's products or significant cost increases that cannot be recovered through price increases or productivity improvements; significant changes in interest rates or in the availability of financing for the Company or certain of its customers; loss of any material intellectual property rights; any difficulties in obtaining or retaining the management or other human resource competencies that the Company needs to achieve its business objectives; increased competition, especially from low-cost foreign competitors; increases in selling, general and administrative expenses; changes to the Company's capital expenditure plans; difficulties in obtaining new, and retaining existing customers; potential increases in discounts to customers due to distribution delays; ability to maintain and increase retail shelf space; inability to carry out marketing and sales plans; any protracted labor relations dispute; continued consolidation in the retail industry; unforeseen customer deductions; and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company and its subsidiaries or their business or operations.

ITEM 3--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The information required in this item is incorporated herein by reference to the section entitled "Market Risk" in the Company's Management's Discussion and Analysis of Results of Operations and Results of Operations.

                           PART II--OTHER INFORMATION

LEGAL PROCEEDINGS

    There are no pending legal proceedings, which are material in relation to the consolidated financial statements of WKI.

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

                                    PART IV

EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit

    3.1 Amended Articles of Incorporation

   10.1 Receivable Purchase Agreement

   10.2 Borden Credit Facility

   10.3 Credit Agreement, as amended and restated as of November 15, 1999, among the Company, the lending institutions from time to time parties thereto, and the Chase Manhattan Bank, as administrative agent.

   10.4 Agreement with Peter F. Campanella

   27.1 Financial Data Schedule

(b) Reports on Form 8-K

    On November 14, 2000 the Company filed on Form 8-K the announcement of its quarterly conference call with bond holders and filing of cautionary statement for purposes of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               WKI HOLDING COMPANY, INC.

By       /s/ Nathaniel C. Stoddard                   President and                   November 15, 2000
         -------------------------------------       Chief Executive Officer
         (Nathaniel C. Stoddard)

By       /s/ William H. Carter                       Interim                         November 15, 2000
         -------------------------------------       Chief Financial Officer
         (William H. Carter)