Form 10-K
period 2000-12-31
WKI HOLDING CO INC
filed 2001-04-13
CIK 1063574

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-K

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                        COMMISSION FILE NUMBER 333-57099

                            ------------------------

                           WKI HOLDING COMPANY, INC.

                                  (Registrant)

               DELAWARE                                     16-1403318
       (State of incorporation)                (I.R.S. Employer Identification No.)

ONE PYREX PLACE, P.O. BOX 1555, ELMIRA,                     14902-1555
               NEW YORK
    (Address of principal executive                         (Zip Code)
               offices)

        Registrant's telephone number, including area code: 607-377-8000

    Securities registered pursuant to Section 12 (b) of the Act: None

    Securities registered pursuant to Section 12 (g) of the Act: None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for at least the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in any information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

    67,397,028 shares of WKI Holding Company, Inc.'s, $0.01 Par Value, were outstanding as of April 13, 2001.

    Documents incorporated by reference in this annual report--See the Exhibit index in Item 14.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1--BUSINESS

    GENERAL

    WKI Holding Company, Inc. (the Company or WKI), is a leading manufacturer and marketer of housewares, including bakeware, dinnerware, rangetop cookware, kitchen and household products, cutlery and precision cutting tools. The Company believes that its brands, including Corningware-Registered Trademark-, Pyrex-Registered Trademark-, Corelle-Registered Trademark-, Revere Ware-Registered Trademark-, Visions-Registered Trademark-,
EKCO-Registered Trademark-, Via-Registered Trademark-, Baker's
Secret-Registered Trademark-, Chicago Cutlery-Registered Trademark-, OLO-Registered Trademark-, OXO-Registered Trademark- and Grilla
Gear-Registered Trademark- constitute one of the broadest and best recognized collection of brands in the housewares industry.

    The Company's business began as an unincorporated division of Corning Incorporated (Corning) in 1915 with the invention of the heat-resistant glass that has become known as Pyrex-Registered Trademark- glassware. In 1958, Corning introduced Corningware-Registered Trademark- bakeware, a versatile glass-ceramic cookware product evolved from materials originally developed for a U.S. ballistic missile program. Corelle-Registered Trademark- dinnerware, a proprietary three-layer, two-glass product with high mechanical strength properties and designed for everyday use was launched in 1970. Visions-Registered Trademark- cookware, a lower cost, clear glass-ceramic cookware line was introduced in 1982. In 1988 Corning supplemented its cookware product lines with the acquisition of the Revere business, which distributes stainless steel and aluminum cookware and rangetop products known as Revere Ware-Registered Trademark-.

    The Company was formed in 1991 when Corning, in an effort to expand the international sales of its consumer products, entered into a joint venture with Vitro S.A., the leading glass manufacturer in Mexico. In connection with that joint venture (which was unwound in 1993 when it did not achieve its strategic and financial objectives), Corning contributed or licensed to the Company substantially all of its assets used in Corning's consumer products business. In November 1994, Corning and the Company sold their European, Russian, Middle Eastern and African consumer products businesses to Newell, a significant competitor of the Company. Currently Newell serves as the exclusive distributor for certain of the Company's products in the stated regions. These sales represent less than 1% of the Company's net sales in 2000.

    On March 2, 1998, Corning, the Company, Borden, Inc. (Borden), and CCPC Acquisition Corp. (CCPC Acquisition) entered into a Recapitalization Agreement pursuant to which on April 1, 1998 (Closing Date) CCPC Acquisition acquired 92% of the outstanding shares of common stock, par value $0.01 per share of WKI from Corning for $110.4 million (Recapitalization). The stock acquisition was financed by an equity investment in CCPC Acquisition by BW Holding LLC, an affiliate of Kohlberg, Kravis Roberts & Co., L.P. (KKR), the parent company of Borden and CCPC Acquisition. Pursuant to the Recapitalization, WKI paid a cash dividend to Corning of $472.6 million prior to the consummation of the Recapitalization. On July 10, 1998, post-closing adjustments to the cash dividend were agreed upon by WKI and Corning, and the Company distributed
$10.2 million to Corning. As a result of the Recapitalization, Corning continues to hold 2.8% of the outstanding shares of common stock of WKI.

    In 1999, the Company initiated a plan to restructure its manufacturing and supply organization as part of a program designed to reduce costs through the elimination of under-utilized capacity, unprofitable product lines and increased utilization of the remaining facilities. The restructuring included the discontinuation of the commercial tableware product line and closure of the related portion of the Company's manufacturing facility in Charleroi, Pennsylvania. Additionally, the Company has discontinued manufacturing and distributing rangetop cookware at its facility in Clinton, Illinois. The supply of rangetop cookware is being sourced from third party manufacturers.

    In addition, in 1999, the Company completed the acquisition of EKCO Group, Inc. effective September 13,1999 (EKCO) and General Housewares Corp.
(GHC) on October 21, 1999 in two separate transactions. The acquisitions were accounted for under the purchase method of accounting.

The results of operations of the acquired companies have been included in results of operations for the Company from their dates of acquisition.

    The EKCO transaction was closed by the Company on October 24, 1999 following EKCO's initial purchase by CCPC Acquisition Corp (the Company's parent), on September 13, 1999. Throughout this filing the Company's purchase is considered to have occurred on September 13, 1999. The Company acquired EKCO for approximately $239 million, including the assumption of debt, transaction fees and a purchase price adjustment. The Company financed this acquisition through the issuance of $150 million in common stock to the Company's parent and a short term borrowing from an affiliate of the Company's parent.

    EKCO is a manufacturer and marketer of branded consumer products. EKCO's products include household items such as bakeware, kitchen and household tools, cleaning products, brooms, brushes and mops. The Company exited its cleaning product line in 2000.

    The Company acquired GHC for approximately $159 million, including the repayment of debt and transaction fees. The Company financed the acquisition through the issuance of $50 million Junior Cumulative Preferred Stock to Borden and additional borrowings under the Company's existing credit facilities.

    GHC manufactures and markets consumer durable goods with principal lines of business consisting of kitchen and household tools, precision cutting tools, kitchen cutlery and cookware.

    During 2000, the Company dedicated extensive resources to the integration of the acquired businesses of EKCO and GHC. The integration included the consolidation of acquired distribution facilities into a new 700,000 square foot distribution center in Monee, Illinois, redesigning the Company's enterprise-wide computer system to accommodate the acquired facilities and new business lines, combining sales, marketing, finance, executive administration, human resources and information technology efforts. By the end of 2000, most integration activities were complete. The integration process contributed to the Company's substantial indebtedness in 2000, and for the period ended
December 31, 2000, the Company failed to satisfy certain covenants under its existing credit facility.

    In order to meet its funding requirements and comply with its financial covenants in the senior credit facility, the Company amended and restated its senior credit facility effective April 12, 2001 (the Amended and Restated Credit Agreement) and, has extended its $40.0 million short-term line of credit from Borden until the date 91 days after the perfection of the collateral under the Amended and Restated Credit Agreement after which Borden will provide to the Company a $25.0 million revolving credit facility. These actions have resulted in an additional $50.0 million in long-term financing commitments, which expire on March 30, 2004. The Amended and Restated Credit Agreement also waived the financial covenants for the quarter ended December 31, 2000 and amended the future financial covenants beginning March 31, 2001. (See Item 7--Management's Discussion and Analysis).

    In addition, in April 2001, the Company announced a restructuring of certain manufacturing and distribution operations led by the Company's new President and Chief Executive Officer, Steven G. Lamb.

    Mr. Lamb joined the Company in January 2001, bringing to the Company his extensive experience in acquisition integration, supply chain optimization, operational restructurings, customer focus and continuous improvement.

    PRODUCTS

    The Company's products are sold primarily in the bakeware, dinnerware, rangetop cookware, kitchen and household tools, cleaning products, cutlery and precision cutting tools categories under core brand names. The following table sets forth the sales of the Company's products in their primary categories from 1998 through 2000.

                                                                      (IN THOUSANDS)
                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000     1999 (4)     1998
                                                              --------   --------   --------
NET SALES (1)
Bakeware....................................................  $286,278   $234,889   $202,649
Dinnerware..................................................   174,692    178,598    182,938
Kitchen/Household Tools.....................................   138,666     36,013         --
Rangetop Cookware...........................................   102,380     99,349    103,231
Cutlery.....................................................    32,678     10,091         --
Precision Cutting Tools.....................................    21,202      3,684         --
Cleaning Products (2).......................................    13,834      6,674         --
Other (3)...................................................    57,851     64,236     54,623
                                                              --------   --------   --------
Total.......................................................  $827,581   $633,534   $543,441
                                                              ========   ========   ========

------------------------

(1) Certain 1999 and 1998 amounts have been reclassified to conform with 2000 presentation. In addition, net sales have been reclassified to exclude shipping and handling costs in accordance with newly issued accounting standards. The impact of this change increased net sales by $22.1 million, $16.0 million and $10.4 million for the years ended December 2000, 1999 and 1998, respectively. (See Note 2 to the financial statements.)

(2) Product line was exited in 2000.

(3) "Other" sales include selected kitchen accessories manufactured by third parties, which are principally sold through the Company-operated factory stores.

(4) Reflects net sales for EKCO and GHC from September 13, 1999 and October 21, 1999, respectively.

    BAKEWARE

    CORNINGWARE-Registered Trademark-. Corningware-Registered Trademark-cookware was introduced in 1958 as the cookware that "does it all," going from freezer to oven to stovetop to refrigerator to table. This versatility results from the Corningware-Registered Trademark- manufacturing process, which creates a glass-ceramic material with high resistance to thermal shock. This glass-ceramic material was originally fabricated for missile nose cones due to its ability to withstand thermal extremes. Corningware-Registered Trademark-products are available in a variety of sizes and shapes including round, oval, square and rectangle. They are appropriate for microwaving as well as serving. Glass and plastic covers are included with the following product lines:
Corningware-Registered Trademark- French White-TM-,
Corningware-Registered Trademark- Classics-TM- and
Corningware-Registered Trademark- Pop-Ins-TM-.

    PYREX-Registered Trademark-. Pyrex-Registered Trademark- products are made of borosilicate and tempered soda lime glass and are available in a number of colors, shapes and sizes for a variety of cooking functions. The Company's Pyrex-Registered Trademark- products comprise six sub-brands:
Pyrex-Registered Trademark- Bakeware, Pyrex-Registered Trademark- Prepware, Pyrex-Registered Trademark- Storage, Pyrex-Registered Trademark- Storage Deluxe-TM-, Pyrex-Registered Trademark- Portables-Registered Trademark- and Pyrex-Registered Trademark- Servware.

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

    OTHER DINNERWARE. Corelle-Registered Trademark- cups and mugs are produced in a process which involves pressing and glazing the shapes.

    The Company also manufactures a glass tableware product through a pressing process that is sold in similar channels as the Corelle-Registered Trademark-line. Corelle-Registered Trademark- mugs are also produced from a glass ceramic substrate through a pressing process to yield a durable and aesthetically pleasing product.

    RANGETOP COOKWARE

    REVERE WARE-Registered Trademark-.  The Company's Revere
Ware-Registered Trademark- brand products include stainless steel, hard anodized and aluminum non-stick cookware that is sourced from global manufacturers.

    The Company's Revere Ware-Registered Trademark- stainless steel cookware products are comprised of a number of lines including the traditional Revere-Registered Trademark- Copper Clad-TM- and TriPly Bottom-TM-, Revere-Registered Trademark- Copper Cuisine-TM-, Revere-Registered Trademark-Chef's Supreme-TM-, Revere-Registered Trademark- Gourmet Solutions-TM-and ProLine-TM- by Revere-Registered Trademark- sub brands. Certain Revere-Registered Trademark- Gourmet Solutions-TM- products feature patented double pour spouts and colander covers for convenient pouring and straining. ProLine-TM- by Revere-Registered Trademark- Cookware is a professional quality, stainless steel product which competes at higher price points. Other Revere-Registered Trademark- product lines include: ProLine Limited-TM- by Revere-Registered Trademark-, which features hard anodized aluminum exteriors, stainless steel interiors and glass lids; Revere-Registered Trademark- Chef's Preference-TM-, Revere-Registered Trademark- Liberation-TM-, and Revere-Registered Trademark- Culinary Advantage-TM- which all include non-stick aluminum construction, pour spouts and straining lids; and Ultra Glide-TM- by Revere-Registered Trademark- which is a line of non-stick aluminum skillets.

    EKCO-Registered Trademark-. EKCO-Registered Trademark- brand products include stainless steel and aluminum cookware that is made by other manufacturers. The Company's EKCO-Registered Trademark- brand of stainless steel products are comprised of the EKCO-Registered Trademark- Endura-TM-, the EKCO-Registered Trademark- Enterna-Registered Trademark- line,
EKCO-Registered Trademark- Copperelle-TM- and EKCO-Registered Trademark-. The Company's EKCO-Registered Trademark- brand of non-stick aluminum products are comprised of the EKCO-Registered Trademark- Resolutions-TM- line, the EKCO-Registered Trademark- Radiance-TM- line and the EKCO-Registered Trademark-Generations-TM- line. The EKCO product lines are marketed through all channels of distribution.

    VISIONS-Registered Trademark-. Introduced in the United States in 1982, Visions-Registered Trademark- products are made with a translucent pyroceram material that allows customers to see what they are cooking. The Company manages Visions-Registered Trademark- as a specialty line focused on promotional programs and markets Visions-Registered Trademark- products in areas where water-based cooking and simmering are relevant to a market's or community's culture.

    KITCHEN AND HOUSEHOLD TOOLS

    EKCO-Registered Trademark- AND VIA-Registered Trademark-. The Company markets and sells a broad line of kitchenware products which it sources from third parties, including the following: kitchen tools and gadgets such as spoons, spatulas, ladles and other cooking accessories, and peelers, corkscrews, whisks, can openers and similar items, marketed under the EKCO-Registered Trademark-, EKCO PRO-TM-, Baker's Secret-Registered Trademark- and Via-Registered Trademark-trademarks; stainless steel and porcelain-on-steel kettles and carafes under the EKCO-Registered Trademark- and Via-Registered Trademark- trademarks; cookware under the EKCO-Registered Trademark- trademark; and more than 130 tools, gadgets and bakeware items under the Cuisinart-Registered Trademark- brand name, which is licensed from Conair Corporation. The Company also markets stainless steel flatware, mixing bowls and colanders. The Company markets more than 1000 kitchenware items, including multiple colors of the same item and various packaging combinations particularly in its line of kitchen tools and gadgets, using what the Company believes to be one of the most extensive merchandising and promotional programs in the industry. The program employs a "good, better, best" strategy, which the Company feels, clearly defines packaging and product design. EKCO-Registered Trademark- products are classified as good, EKCO PRO products (including the sub-brands, Fresh Catch and Barworks) are classified as better and Softsides-TM- products are classified as best.

    OXO-Registered Trademark-. The Company markets a broad line of kitchen and household tools under the OXO Good Grips-Registered Trademark-, OXO Softworks-TM-, OXO Touchables-TM- and OXO Basics-TM- brand names. The OXO brand products are developed in the United States and produced by Original Equipment Manufacturers (OEM) in Asia according to WKI's specifications. WKI has been expanding its assortment of OXO brand products from kitchen tools to household cleaning tools, gardening tools, hand tools and automotive cleaning tools. Many of the kitchen/household tools sold by WKI under the OXO brand utilize a proprietary handle which is covered by patents owned by the Company that run through December 2007. OXO brand products are distributed primarily in the United States through department stores, gourmet and specialty outlets and mass merchants.

    GRILLA GEAR-Registered Trademark-. Grilla Gear is a line of barbecue tools and accessories under the Grilla Gear-TM- brand. This product line consists of high quality, design-oriented products related to outdoor dining and home entertainment, such as grilling tools, aprons, mitts, timers, magnets, etc.

    CLEANING PRODUCTS

    EKCO-Registered Trademark- AND CLEAN RESULTS-Registered Trademark-. The Company marketed a line of cleaning products for home use, including brooms, brushes and mops, marketed under the EKCO-Registered Trademark- and Clean Results-Registered Trademark- trademarks. The Company exited the product line in 2000.

    CUTLERY

    CHICAGO CUTLERY-Registered Trademark-. The Company markets under the Chicago Cutlery-Registered Trademark- brand, fifteen retail product lines and three commercial product lines. Eight of these product lines, including the commercial lines, are manufactured in the Wauconda, Illinois manufacturing facility and feature the exclusive Taper Grind-Registered Trademark- edge for maximum sharpness. These knives, individually crafted by hand, are made with special high-carbon stainless steel making them easy to re-sharpen and better able to maintain a sharp edge. The Company's Chicago Cutlery-Registered Trademark-product lines include Walnut Tradition-TM--Registered Trademark-, 440A-TM-, Legacy-TM-, Precedent-TM-, American Pride-TM-, Cherrywood-TM-, Walnut Forged-TM-, Basics-TM-, Performa-TM-, Premier-TM-, Paradigm-TM-, Essentials-TM-, Classic Chef-TM-, American Carver-TM-, and Chef's Professional-TM-. Commercial product lines marketed to the meat and poultry processing industries include Chicago Blue-TM-, Straight Molded-TM- and Biocurve-TM-lines.

    REGENT SHEFFIELD-REGISTERED TRADEMARK-.  Regent
Sheffield-Registered Trademark- and Wiltshire-Registered Trademark- are licensed brand names from Regent Sheffield LTD and McPherson's LTD for distribution in the United States, South America and Canada. The product lines are positioned up-market and distributed to both traditional retail and department stores trade channels. All product lines except for Infinity Edge and Titanium Edge, are manufactured in Asia. The Company markets under the Regent
Sheffield-Registered Trademark- name in the United States and South America and the Wiltshire-Registered Trademark- and Regent Sheffield-Registered Trademark-names in Canada. The Company markets nine complete lines of knives for consumers. The Company's Regent Sheffield-Registered Trademark- and Wiltshire-Registered Trademark- product lines include Laser-TM-, Classic Series, StaySharp-TM-, SoftSides-TM-, Titanium Edge-TM-, Forged, Forged Commercial, Infinity Edge-TM- and Forme-TM-.

    PRECISION CUTTING TOOLS

    OLFA. The Company and OLFA Corporation of Osaka, Japan, executed a ten-year agreement naming the Company's OLFA Products Group as the exclusive distributor, in the United States and Canada, of precision cutting tools and accessories manufactured by OLFA Corporation. The agreement expires in 2004. The Company believes that relations with OLFA Corporation are strong and that a long-term relationship will continue. Products of the OLFA Products Group are sold to industrial users, and through distributors as well as directly to hobby, craft, hardware and fabric stores.

    OLO. The OLO business consists of rolling scissors and carton openers. The OLO products are manufactured domestically by a third party and are purchased as finished goods by the Company. OLO products are sold to industrial users, and distributors as well as directly to hobby, craft, hardware and fabric stores.

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

    MARKETING AND DISTRIBUTION

    The Company's products are sold in the United States and in over 60 foreign countries. In the United States (which accounted for approximately 80% of the Company's net sales in 2000), the Company sells both on a wholesale basis to retailers, distributors and other accounts that resell the Company's products and on a retail basis through Company-operated outlet stores.

    DOMESTIC WHOLESALE

    In the United States, the Company sells to approximately 2,800 customers made up primarily of mass merchants, department stores and specialty retailers, as well as through other channels, including retail food stores, hardware stores, drug stores and catalog showrooms.

    DOMESTIC RETAIL

    The Company operates 170 outlet stores in 40 states, located primarily in outlet malls. The Company's outlet stores, which carry an extensive range of the Company's products, enable the Company to participate in broader distribution and to profitably sell slower-moving inventory. The Company believes that its outlet stores, which also sell complementary kitchen accessories, have developed marketing and pricing strategies that generate sales which supplement, rather than compete with, its wholesale customers. The Company-operated outlet stores also promote and strengthen the

Company's brands, enabling the Company to provide customers a broader assortment of products beyond those that are commonly stocked by third party retailers.

    INTERNATIONAL

    The Company's 60-person international sales force, together with localized distribution and marketing capabilities, have allowed the Company to become an established marketer of bakeware and dinnerware in Canada, Korea, Australia, Japan, Singapore, Taiwan, Hong Kong, Mexico, Brazil, and the United Kingdom. In addition to the direct sales forces, products are exported from the United States through distributors and agents who provide marketing support to supermarkets, mass merchandising stores, specialty stores and department stores.

    EUROPEAN, RUSSIAN, MIDDLE EASTERN AND AFRICAN CONSUMER PRODUCTS BUSINESS

    In November 1994, Corning and the Company sold to Newell all of the outstanding stock of Corning Consumer Limited (CC Limited), Corning Consumer GmbH (CC GmbH) and Corning Consumer S.A (CCSA), subsidiaries of Corning and the Company through which the Company's consumer products business was conducted in Europe, Russia, the Middle East, and Africa (collectively, the Territory). Corning and the Company granted to Newell, CC Limited, CC GmbH and CCSA the exclusive right to use certain trademarks within the Territory. Newell has the exclusive right to use the Pyrex-Registered Trademark- and Visions trademarks within the Territory.

    CUSTOMER SERVICE: SALES AND MARKETING SUPPORT

    Management believes that service is a key part of the Company's product offering. The close relationships and frequent contact with large customers provide the Company with sales opportunities and application ideas. The Company, through its sales team, provides its customers with sales and marketing support. In addition, as of October 1999, the Company contracted its consumer information center responsibilities with Modern Marketing Concepts, Inc. Modern Marketing Concepts, Inc. has a team dedicated to the Company's business that responds to consumer complaints, product liability claims, warranty claims, rebate programs, store referrals and special order fulfillment offers.

    SALES

    The Company's domestic customers are served by a combination of Company salespeople and independent, commissioned representatives. The Company's top 100 accounts are serviced by the Company's direct sales force teams, each consisting of four or five salespeople which are organized (i) by account, for the Company's most significant customers and (ii) by four channel teams, focusing on department stores, specialty stores, regional mass merchandisers, and clubs, hardware and food/ continuity. The teams are directly accountable for revenues, allowances and promotional spending. The Company's sales teams dedicate their primary focus to the largest customers. Members of the sales teams regularly call on the Company's customers to develop an in-depth understanding of each customer's competitive environment and opportunities. Smaller wholesale accounts are serviced by approximately 40 independent, commissioned sales representatives. The Company's 60-person international sales force, with personnel located in twelve countries, work with local retailers and distributors to optimize product assortment, consumer promotions and advertising for local preferences.

    MARKETING SUPPORT

    The Company provides its customers with extensive marketing support. The Company conducts extensive research on housewares industry trends, including consumer color and design preferences.

    COMPETITION

    The market for the Company's products is highly competitive and the housewares industry is trending toward consolidation. Competition in the United States is affected not only by domestic manufacturers but also by the large volume of foreign imports. Recently the Company has experienced increased competition in the U.S. from low-cost Far-Eastern competitors and expects this trend to continue in the future. The market for housewares outside the U.S. and Europe is relatively fragmented and differs by country and region. Internationally, depending on the country or region, the Company competes with other U.S. companies operating abroad, locally manufactured goods and international companies competing in the worldwide bakeware, dinnerware and rangetop cookware categories.

    A number of factors affect competition in the sale of the Company's products, including, but not limited to quality, price competition and price point parameters established by the Company's various distribution channels. Shelf space is a key factor in determining retail sales of bakeware, dinnerware and rangetop cookware products. A competitor that is able to maintain or increase the amount of retail space allocated to its product may gain a competitive advantage for that product. In addition, new product introductions are an important factor in the categories in which the Company's products compete. Other important competitive factors are brand identification, style, design, packaging and the level of service provided to customers.

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

    CUSTOMERS

    In the United States, the Company sells to approximately 2,800 customers made up primarily of mass merchants, department stores and specialty retailers, as well as through other channels, including retail food stores, hardware stores, drug stores, catalog showrooms and its Company-operated factory stores. In 2000, 1999 and 1998, one customer, Wal-Mart Stores, Inc. accounted for approximately 15%, 16% and 15%, respectively, of the Company's gross sales.

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

    The melting units operated by the Company require either electric or natural gas energy input. Back-up procedures and systems to replace the primary source of these energy inputs are in place in each of the Company's relevant facilities. Ongoing programs exist within each of the Company's glass melting facilities to reduce energy consumption. Furthermore, rates for electric and natural gas energy have been fixed contractually in many of the Company's plants to avoid the negative impact of market fluctuations in prices. The Company does not engage in any hedging activities for commodity trading relating to its supply of raw materials.

    However, the replacement of certain raw material suppliers has in the past, and may in the future, have an adverse effect on the Company's operations and financial performance and significant increases in the cost of any of the principal raw materials used by the Company could have a material adverse effect on its results of operations.

    PATENTS AND TRADEMARKS

    The Company owns numerous United States and foreign trademarks and trade names and has applications for the registration of trademarks and trade names pending in the United States and abroad. The Company's most significant owned trademarks and/or trade names include Corelle-Registered Trademark-, Revere-Registered Trademark-, Revere Ware-Registered Trademark-, Visions-Registered Trademark-, EKCO-Registered Trademark-, Baker's Secret-Registered Trademark-, Via-Registered Trademark-, Good
Grips-Registered Trademark- and OXO-Registered Trademark-. Other significant trademarks used by the Company are Corningware-Registered Trademark-, Pyrex-Registered Trademark- Chicago Cutlery-Registered Trademark-, Farberware-Registered Trademark-, Regent Sheffield-Registered Trademark-, Wiltshire-Registered Trademark-, OLO-Registered Trademark-, and Grilla Gear-Registered Trademark-. Upon the consummation of the Recapitalization on April 1, 1998, Corning granted to the Company fully paid, royalty-free licenses to use the Corningware-Registered Trademark- trademark, servicemark and tradename and the Pyroceram-Registered Trademark- trademark in the field of housewares and to use the Pyrex-Registered Trademark- trademark in the fields of housewares and durable consumer products. These licenses are exclusive licenses, subject to the prior exclusive licenses granted to Newell and certain of its subsidiaries and provide for renewable ten-year terms, which the Company may renew indefinitely. In addition, in connection with the Recapitalization, the Company entered into an agreement with Corning under which the Company is licensed to continue to use "Corning" in connection with the Company's business until April 1, 2001 (or up to five years in the case of certain molds used in the manufacturing process). The Company has extended this license for one year, expiring April 1, 2002, as it relates to the use of the name "Corning Revere Factory Stores".

    The Company also owns and has the exclusive right to use numerous United States and foreign patents, and has patent applications pending in the United States and abroad. In addition to its patent portfolio, the Company possesses a wide array of un-patented proprietary technology and knowledge. The Company also licenses certain intellectual property rights to or from third parties.

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

    Certain of the Company's facilities have lengthy manufacturing histories and, over such time, have used or generated and disposed of substances, which are or may be considered hazardous. Pursuant to the terms and conditions of the Recapitalization, Corning has agreed to indemnify the Company for certain costs and expenses that may be incurred in the future by the Company arising from pre-Recapitalization environmental events, conditions or matters and as to which notice is provided within specified time periods. Corning has agreed to indemnify the Company for (i) 80% of such costs and expenses up to an aggregate of $20.0 million and (ii) 100% of such costs and expenses in excess of $20.0 million. The indemnification agreement expires on April 1, 2005.

    The Company is also aware that at several EKCO facilities, hazardous substances and/or oil have been detected and that additional investigation will be and remedial action will or may be required. American Home Products, the prior owner of two locations, has provided indemnification to EKCO for pre-1984 conditions at those sites. The Company is also aware that three former GHC facilities are involved with private parties and state agencies in the review and evaluation, or remediation, of identified environmental contamination problems.

    In addition, in 1999 the Ohio Environmental Protection Agency (Ohio EPA) notified the Company that its Massillon, Ohio manufacturing facility was in violation of certain federal and state clean air act regulations. In
December 2000, the Company submitted a proposal listing pollution control alternatives for review by the state. The proposal is currently under review. Should the Company be required to implement the control regulations proposed by the Ohio EPA, the Company estimates the cost of certain capital improvements to be approximately $1.2 million.

    Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Environmental accruals are routinely reviewed on an interim basis. The Company has accrued approximately $2 million at December 31, 2000 for probable environmental remediation and restoration liabilities. This is management's best estimate of these liabilities. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such liabilities may exceed current reserves by amounts that may prove insignificant, or by amounts, in the aggregate, of up to approximately $2 million.

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

EMPLOYEES

    At December 31, 2000, the Company had approximately 5,200 employees, approximately one-third of which were covered by collective bargaining agreements. The agreement with the International

Association of Machinists, which affects approximately 185 employees, expires September 29, 2001. All other collective bargaining agreements expire after December 31, 2002.

OTHER

    Additional information in response to Item 1 is found in Item 6, Five-Year Selected Financial Data, appearing on page 15, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, appearing on pages 16 through 31, and Note 13 to the Consolidated Financial Statements appearing on pages 56 through 58.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The factors discussed below, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report, including without limitation, in "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's related press releases and in oral statements made by authorized officers of the Company. When used in this report, any press release or oral statement, the words "looking forward," "estimate," "project," "anticipate," "expect," "intend," "believe" and similar expressions are intended to identify a forward-looking statement. Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond the Company's control) that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The forward-looking statements regarding such matters are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether actual results and developments will conform with the Company's expectations and predictions, however, is subject to a number of risks and uncertainties, in addition to the risk factors discussed above, including: integration of the Company's acquisitions of General Housewares Corp. and EKCO Group, Inc.; Company's ability to comply with the terms of its existing credit facilities; a global economic slowdown in any one, or all, of the Company's sales categories; loss of sales as the Company streamlines and focuses on strategic accounts; unpredictable difficulties or delays in the development of new product programs; increasing reliance on third party manufacturers, increased difficulties in obtaining a consistent supply of basic raw materials such as sand, soda ash, steel or copper and energy inputs such as electrical power or natural gas at stable pricing levels; development by the Company of an adequate administrative infrastructure; technological shifts away from the Company's technologies and core competencies; unforeseen interruptions to the Company's business with its largest customers resulting from, but not limited to, financial instabilities or inventory excesses; the effects of extreme changes in monetary and fiscal policies in the United States and abroad, including extreme currency fluctuations and unforeseen inflationary pressures such as those recently experienced by certain Asian economies; drastic and unforeseen price pressures on the Company's products or significant cost increases that cannot be recovered through price increases or productivity improvements; significant changes in interest rates or in the availability of financing for the Company or certain of its customers; loss of any material intellectual property rights; any difficulties in obtaining or retaining the management or other human resource competencies that the Company needs to achieve its business objectives; and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-K are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company and its subsidiaries or their business or operations.

ITEM 2--PROPERTIES

    WKI utilizes six primary manufacturing facilities (five in the United States and one outside of the United States) and ten principal packaging and distribution centers (four in the United States and six outside of the United States). The Company's facilities are generally well maintained.

    The table below summarizes certain data for each of the Company's principal properties, including its manufacturing and distribution facilities:

                                                                                 FACILITY
                                                                          -----------------------
LOCATION (1)                                   PRIMARY USE                SQ. FEET     OWN/LEASE
------------                      -------------------------------------   ---------   -----------
DOMESTIC:
Bolingbrook, Illinois             Distribution/Warehouse                    260,000   Leased
Charleroi, Pennsylvania           Manufacturing                             585,710   Own
Clinton, Illinois (2)             Dormant                                   660,000   Own
Corning, New York                 Manufacturing                             434,000   Own/Leased
Elmira, New York                  Corporate Offices                          60,000   Leased
Franklin Park, Illinois           Administrative                            150,000   Leased
Greencastle, Pennsylvania         Distribution                            1,365,500   Own/Leased
Hamilton, Ohio (3)                Dormant                                   100,000   Leased
Indianapolis, Indiana             Distribution/Warehouse                    131,000   Leased
Martinsburg, West Virginia (4)    Manufacturing                             451,000   Own
Massillon, Ohio                   Manufacturing                             230,000   Own
Monee, Illinois                   Distribution/Warehouse                    700,000   Leased
Monroe, Ohio (5)                  Dormant                                   158,000   Leased
New York, New York                Administrative                             25,000   Leased
Terre Haute, Indiana              Administrative                             20,000   Leased
Wauconda, Illinois                Manufacturing                              69,400   Own/Leased
Waynesboro, Virginia (4)          Distribution                               88,000   Own

INTERNATIONAL:
Chepstow, Gwent, U.K.             Administrative/Warehouse/Distribution      35,000   Leased
Johor, Malaysia (6)               Manufacturing/Distribution                 58,000   Own
Johor, Malaysia                   Warehouse                                  68,672   Own/Leased
Mexico City, Mexico               Administrative                                500   Leased
Niagara Falls, Ontario, Canada    Administrative/Warehouse/Distribution     122,000   Own
Niagara Falls, Ontario, Canada    Distribution                               66,000   Leased
Sao Paulo, Brazil                 Distribution                                2,000   Leased
Seoul, Korea                      Administrative                              6,000   Leased
Singapore                         Administrative/Warehouse                   16,440   Leased
St. Laurent, Quebec, Canada       Administrative/Warehouse                   36,000   Leased
Sydney, Australia                 Distribution                               70,000   Leased
Taipei, Taiwan                    Administrative                              1,313   Leased
Tokyo, Japan                      Administrative                              2,000   Leased

------------------------

(1) In addition, the Company leases 880,426 sq. ft. of retail space in approximately 170 factory outlet malls with initial lease terms ranging from 3 to 7 years.

(2) The Company closed this facility during 1999 and expects to sell it during 2001.

(3) The Company expects to sell this property in 2001.

(4) The Company announced that the facility will be closing in early 2002.

(5) The Company is currently subleasing a portion of this facility to a third party.

(6) The building housing the Malaysia facility is owned by CIM, a subsidiary that is 80% owned by the Company. The land on which the facility is located is leased pursuant to a 60-year lease expiring in 2048.

ITEM 3--LEGAL PROCEEDINGS

LITIGATION

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

    In addition to product liability claims, from time to time the Company is involved in various legal actions in the ordinary course of business. The Company is not currently involved in any legal actions, which in the belief of management could have a material adverse impact on the Company's financial statements.

ENVIRONMENTAL MATTERS

    From time to time, the Company has had claims asserted against it by regulatory agencies or private parties for environmental matters relating to the generation or handling of hazardous substances by the Company or its predecessors, and the Company has incurred obligations for investigations or remedial actions with respect to certain of these matters. The Company does not believe that any such claims asserted or obligations incurred to date will result in a material adverse effect upon the Company's financial position, results of operations or liquidity. The Company has accrued approximately
$2 million at December 31, 2000 for probable environmental remediation and restoration liabilities. This is management's best estimate of these liabilities. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such liabilities may exceed current reserves by amounts that may prove insignificant, or by amounts, in the aggregate, of up to approximately $2 million. There can be no assurance that activities at these or any other facilities or future facilities may not result in additional environmental claims being asserted against the Company or additional investigations or remedial actions being required.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company's annual Shareholders Meeting was held April 25, 2000. The Company's Board of Directors was elected in its entirety by unanimous vote of the Company's shareholders.

                                    PART II

ITEM 5--MARKET FOR THE REGISTRANTS' COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    The Company's authorized common stock consists of 80,000,000 shares with a par value of $0.01 per share, 67,397,028 of which were issued and outstanding at December 31, 2000 and controlled by affiliates of KKR. No shares of such common stock trade on any exchange. No dividends were declared on common stock during 2000.

ITEM 6--SELECTED FINANCIAL DATA

                       FIVE YEAR SELECTED FINANCIAL DATA

                                          2000          1999          1998          1997          1996
                                       -----------   -----------   -----------   -----------   -----------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
SUMMARY OF OPERATIONS
Net sales (1)........................  $   827,581   $   633,534   $   543,441   $   584,538   $   647,173
(Loss) income before extraordinary
  charge (1) (2).....................     (150,088)      (28,058)      (33,312)       13,694         3,122
Net (loss) income applicable to
  common stock (1) (2)...............     (163,472)      (40,099)      (36,094)       13,694         3,122
                                       -----------   -----------   -----------   -----------   -----------
Net (loss) income from before
  extraordinary charge per common
  share (1) (2)......................  $     (2.45)  $     (1.08)  $     (1.50)  $      0.57   $      0.13
Net (loss) income per common share
  (1) (2)............................        (2.45)        (1.29)        (1.50)         0.57          0.13
Preferred dividends per preferred
  share..............................  $      4.18   $      3.68   $      2.32   $       N/A   $       N/A
                                       -----------   -----------   -----------   -----------   -----------
Average number of common shares
  outstanding during the year (3)....   66,827,488    31,142,857    24,000,000    24,000,000    24,000,000
                                       -----------   -----------   -----------   -----------   -----------
CASH FLOW INFORMATION
EBITDA (1) (2) (4)...................  $    25,098   $     7,434   $    35,016   $    70,910   $    55,900
Adjusted EBITDA (1) (5)..............       71,781        85,575        68,654        70,910        58,046
Cash flow from operating
  activities.........................      (46,141)      (32,396)       58,841        67,419        55,566
Cash flow from investing
  activities.........................      (58,424)     (421,509)      (23,237)      (26,208)      (35,629)
Cash flow from financing
  activities.........................      104,110       453,216       (30,892)      (44,957)      (22,500)

FINANCIAL POSITION
Total assets.........................  $   929,220   $   979,679   $   495,259   $   480,623   $   512,768
Long-term debt.......................      766,528       669,253       433,656         8,285        13,474

------------------------

(1) (Loss) income, EBITDA, Adjusted EBITDA and per share data for 1997 and 1996, have been reclassified to reflect the change from LIFO to FIFO method of accounting for inventories. The reclassification increased (decreased) earnings by $1,502, and ($3,256) for 1997 and 1996, respectively. In addition, net sales have been reclassified to exclude shipping and handling costs in accordance with newly issued accounting standards. The impact of this change increased net sales by $22.1 million, $16.0 million and $10.4 million for the years ended December 2000, 1999 and 1998, respectively (see Note 2 in the financial statements).

(2) Includes integration and transaction related expenses of $26,643, $9,157 and $28,866 in 2000, 1999 and 1998 respectively, and restructuring costs of $68,984, $4,772 and $2,146 in 1999, 1998 and 1996.

(3) Share data for 1996 and 1997 reflect the 24,000-for-1 stock split in March 1998.

(4) EBITDA represents operating income (loss) plus depreciation and amortization. EBITDA is presented because management understands that such information is considered by certain investors to be an additional basis for evaluating the Company's ability to pay interest and repay debt. EBITDA should not be considered an alternative to measures of operating performance as determined in accordance with generally accepted accounting principles, including net income, as a measure of the Company's operating results and cash flows or as a measure of the Company's liquidity. Because all companies do not calculate EBITDA identically, the presentation herein may not be comparable to other similarly titled measures of other companies.

(5) Adjusted EBITDA represents EBITDA less restructuring costs, integration and transaction related expenses, and provision for closeout of inventories. Adjusted EBITDA is calculated for 2000 through 1996 below.

                                   2000       1999       1998       1997       1996
                                 --------   --------   --------   --------   --------
EBITDA.........................  $25,098    $ 7,434    $35,016    $70,910    $55,900
Restructuring cost
  (see Note 13)................       --     68,984      4,772         --      2,146
Integration and transaction
  related expenses (see Note
  13)..........................   26,643      9,157     28,866         --         --
Provision for close-out of
  inventories..................   20,040         --         --         --         --
                                 -------    -------    -------    -------    -------
  Adjusted EBITDA..............  $71,781    $85,575    $68,654    $70,910    $58,046
                                 =======    =======    =======    =======    =======

ITEM 7-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein.

BACKGROUND

    WKI Holding Company Inc. (WKI or the Company) is a leading manufacturer and marketer of bakeware, rangetop cookware, kitchen and household tools, tabletop dinnerware, cutlery, and precision cutting tools. The Company has strong positions in major channels of distribution for its products in North America and has also achieved a significant presence in certain international markets, primarily Asia, Australia, Latin America and the United Kingdom. In North America the Company sells both on a wholesale basis to retailers, distributors and other accounts that resell the Company's products, and on a retail basis, through Company-operated factory stores. In the international market the Company has established its presence on a wholesale basis through an international sales force along with localized distribution and marketing capabilities.

    In the first quarter of 1999, the Company initiated a plan to restructure its manufacturing and supply organization as part of a program designed to reduce costs through the elimination of under-utilized capacity, unprofitable product lines and increased utilization of the Company's remaining facilities. The Company recorded a $69.0 million charge in 1999 for this restructuring.

    Effective September 13, 1999 and October 21, 1999 the Company acquired the outstanding stock of the EKCO Group Inc. (EKCO) and General Housewares Corporation (GHC), respectively. The acquisitions were accounted for under the purchase method of accounting. Accordingly, the respective purchase prices have been allocated to the assets acquired and liabilities assumed based on the fair value at the date of acquisition. The financial statements include the results of EKCO's and GHC's operations from the respective dates of these acquisitions. The allocation of purchase price for EKCO and GHC was finalized in 2000. The Company acquired EKCO for approximately $239 million, including the assumption of debt, transaction fees and the purchase price adjustment (see Note 4 to the Consolidated Financial Statements). The Company financed this acquisition through the issuance of $150 million in common stock to CCPC Acquisition Corp. (the Company's Parent) and borrowings under the Company's existing credit facility. The Company acquired GHC for approximately

ITEM 7-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)
$159 million, including the repayment of debt, transaction fees and contingent consideration. The Company financed the acquisition through the issuance of $50 million in cumulative junior preferred stock to an affiliate of the Company's Parent, an additional $100 million tranche of term loans and additional borrowings under the Company's existing revolving credit facilities. The Company had cash outlays of approximately $60.0 million during 2000 relating to the integration of the EKCO and GHC businesses into the Company. The cash outlays include approximately $19.7 million of capital expenditures relating to systems implementation and a new distribution center, approximately
$14.4 million of severance and other employee compensation arrangements, approximately $10.9 million in charges relating to the systems implementation and the start-up of the new distribution center and $15.0 million relating to other integration costs.

    The Company has incurred substantial losses applicable to common shares in each of the last three years, has had negative cash flow from operations in each of the last two years, and has a stockholders' deficit at December 31, 2000. These losses and cash flow deficiencies reflect interest expenses on substantial indebtedness, adjustments to deferred tax asset valuations as a result of the cumulative losses incurred, integration and transaction related expenses resulting from the 1999 acquisitions of EKCO and GHC and the 1998 Recapitalization from Corning, issues arising from the 1999 enterprise-wide systems implementation and consolidation of distribution centers, restructuring programs, and a weak U.S. economy in the fourth quarter of 2000.

    The Company's outstanding borrowings have increased substantially over the last three years principally in connection with funding the Recapitalization, financing and completing the integration of its recent acquisitions, funding net losses, servicing debt obligations, and funding capital expenditures. In order to meet its funding requirements and comply with its financial covenants in the senior credit facility, the Company amended and restated its senior credit facility effective April 12, 2001 (the Amended and Restated Credit Agreement) and, has extended its $40.0 million short-term line of credit from Borden until the date 91 days after the perfection of the collateral under the Amended and Restated Credit Agreement after which Borden will provide to the Company a $25.0 million revolving credit facility. These actions have resulted in an additional $50.0 million in long-term financing commitments, which expire on March 30, 2004. The Amended and Restated Credit Agreement also waived the financial covenants for the quarter ended December 31, 2000 and amended the future financial covenants beginning March 31, 2001. (See page 25 Liquidity and Capital Resources).

    On January 18, 2001 the Company announced Steven G Lamb as its new President and Chief Executive Officer. Mr. Lamb's strong customer focus and operating results orientation, coupled with his experience in acquisition integration, supply chain optimization, operational restructurings and continuous improvement led to the management change.

    On March 28, 2001, the WKI Board of Directors approved a plan to restructure several aspects of the Company's manufacturing and distribution operations, a measure that will result in a restructuring charge of approximately $35 million in 2001, approximately $16 million of such charges will be for cash items over the life of the plan. It is also likely that additional restructuring actions and charges will be taken in 2001 as the Company completes its transformation

    The current program includes three major components; (i) exit from manufacturing at the Martinsburg, West Virginia facility for the CorningWare-Registered Trademark- and Visions-Registered Trademark- product lines and secure alternative sources of production by the end of the first quarter 2002, (ii) consolidation of distribution operations at Waynesboro, Virginia into World Kitchen's existing distribution centers at Monee, Illinois and Greencastle, Pennsylvania by the end of the first quarter 2002 and
(iii) significant restructuring of metal bakeware manufacturing at Massillon, Ohio.

ITEM 7-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
    Management is continuing to evaluate the necessity of additional restructuring measures on top of the measures described above.

RESULTS OF OPERATIONS

                                                          YEAR ENDED DECEMBER 31,
                                      ----------------------------------------------------------------
                                                  % OF NET              % OF NET              % OF NET
                                        2000       SALES       1999      SALES       1998      SALES
                                      ---------   --------   --------   --------   --------   --------
                                                              ($ IN THOUSANDS)
Net Sales...........................  $ 827,581     100.0%   $633,534     100.0%   $543,441     100.0%
Cost of sales.......................    601,460      72.7     424,370      67.0     360,326      66.3
                                      ---------    ------    --------    ------    --------    ------
Gross Profit........................    226,121      27.3     209,164      33.0     183,115      33.7

Selling, general and administrative
  expense...........................    210,630      25.5     160,857      25.4     146,927      27.0
Provision for restructuring costs...         --        --      68,984      10.9       4,772       0.9
Integration and transaction related
  expenses..........................     26,643       3.2       9,157       1.4      28,866       5.3
Other expense (income), net.........     12,237       1.5      (2,870)     (0.5)        926       0.2
                                      ---------    ------    --------    ------    --------    ------
Operating (loss) income.............    (23,389)     (2.8)    (26,964)     (4.3)      1,624       0.3
Interest expense....................     74,981       9.1      48,136       7.6      34,290       6.3
                                      ---------    ------    --------    ------    --------    ------
Loss before taxes on income.........    (98,370)    (11.9)    (75,100)    (11.9)    (32,666)     (6.0)
Income tax expense (benefit)........     51,456       6.2     (47,254)     (7.5)        947       0.2
                                      ---------    ------    --------    ------    --------    ------
Loss before minority interest.......   (149,826)    (18.1)    (27,846)     (4.4)    (33,613)     (6.2)
Minority interest in losses
  (earnings) of subsidiary..........       (262)       --        (212)       --         301       0.1
                                      ---------    ------    --------    ------    --------    ------
Net loss before extraordinary
  charge............................  $(150,088)    (18.1)   $(28,058)     (4.4)   $(33,312)     (6.1)

Early extinguishments of debt.......         --        --      (6,393)     (1.0)         --        --
                                      ---------    ------    --------    ------    --------    ------
Net loss............................  $(150,088)    (18.1)%  $(34,451)     (5.4)%  $(33,312)     (6.1)%
                                      =========    ======    ========    ======    ========    ======
EBITDA..............................  $  25,098       3.0%   $  7,434       1.2%   $ 35,016       6.4%
                                      ---------    ------    --------    ------    --------    ------
Restructuring.......................         --                68,984                 4,772
Integration and transaction related
  expenses..........................     26,643                 9,157                28,866
Provision for close-out
  inventories.......................     20,040                    --                    --
                                      ---------    ------    --------    ------    --------    ------
Adjusted EBITDA.....................  $  71,781       8.7%   $ 85,575      13.5%   $ 68,654      12.6%
                                      =========    ======    ========    ======    ========    ======

YEAR ENDED DECEMBER 31, 2000 COMPARED WITH YEAR ENDED DECEMBER 31, 1999

NET SALES

                                                                  PRO FORMA
                                                  YEAR ENDED      YEAR ENDED
                                                     2000            1999         $ CHANGE      % CHANGE
                                                  ----------      ----------      --------      --------
                                                                      (IN THOUSANDS)
U.S. trade, excluding OXO.......................   $445,281        $473,498       $(28,217)       (6.0)%
Company-operated factory stores.................    146,246         153,350         (7,104)       (4.6)
International, excluding Canada.................     94,268          90,839          3,429         3.8
Canada..........................................     75,260          71,458          3,802         5.3
OXO.............................................     66,526          56,881          9,645        17.0
                                                   --------        --------       --------       -----
                                                   $827,581        $846,026       $(18,445)       (2.2)%
                                                   ========        ========       ========       =====

    On a pro forma basis, assuming the acquisitions of EKCO and GHC occurred on January 1, 1999, net sales decreased $18.4 million to $827.6 million in 2000 from $846.0 million in 1999. Decreases in net sales in the Company's U.S. trade channel and Company-operated factory stores were partially offset by increases in net sales of its OXO brand and international sales.

U.S. TRADE, EXCLUDING OXO

    2000 net sales for U.S. trade, excluding OXO, were $445.3 million, representing a $28.2 million or 6.0% decrease from 1999 pro forma U.S. trade net sales of $473.5 million. Successful new product introductions most notably Pyrex-Registered Trademark- Storage Deluxe-TM-, were offset by the following factors. Approximately $12 million of the reduction is attributable to the Company's exit of its cleaning products and commercial tableware businesses in 2000 and 1999, respectively. Additionally, the Company's
Corelle-Registered Trademark- products experienced a loss of shelf space with certain key customers leading to a reduction in sales of approximately
$12 million. Also, the Company experienced pricing pressures, particularly in EKCO-Registered Trademark-, which led to a decrease of sales of approximately
$4 million. A weak U.S. economy in the fourth quarter of 2000 also contributed to the decline.

COMPANY-OPERATED FACTORY STORES

    2000 net sales for the Company-operated factory stores were $146.2 million representing a $7.1 million or 4.6% decrease from 1999 pro forma net sales of $153.4 million. The decline in net sales was the result of a number of factors. During 2000, the Company closed several under performing stores. In addition, the Company experienced supply shortages in two product lines:
Corelle-Registered Trademark- and Revere-Registered Trademark-. As a result of these constraints, the Company made a decision to prioritize shipping capacity in favor of third party customers rather than Company-operated factory stores.

    During 2001, the Company plans to close additional stores and remerchandize all of its remaining stores in an effort to improve its value proposition and increase customer traffic.

INTERNATIONAL, EXCLUDING CANADA

    2000 net sales for the Company's international operations excluding Canada were $94.3 million, a $3.4 million or 3.8% increase over 1999 pro forma net sales of $90.8 million as improvements in sales in Asia offset declines in Latin America and Europe. Net sales in Asia increased $11.2 million or 24.5% as a result of two factors. First, the Company has benefited from the recent improvements in Asian economies. Asian results have steadily improved since the late 1998 currency crisis in Asia. Second, in 1999 and early in 2000, Asian sales also suffered from the same Corelle-Registered Trademark- supply constraint and disruptions in 1999 related to the implementation of an enterprise-wide computer system noted above. Increased product availability has led to the recovery. The increase in Asian net sales was partially offset by an $8.9 million or 27.0% reduction in net sales primarily in Latin America and Europe. The reduction is principally attributable to the Company redefining its international distribution strategies in Mexico and Europe. The Company is at an early stage in this process and sales have temporarily decreased as the Company exits some distribution relationships as a result of this change in strategy.

CANADA

    2000 net sales in Canada were $75.3 million, representing a $3.8 million or 5.3% increase over 1999 pro forma net sales of $71.5 million. Sales of kitchenware, cutlery and precision cutting tools product lines outpaced the reduction in cleaning product line sales. The integration of two Canadian distribution centers into one allowed the Company to grow its business by better servicing its customers by offering additional product lines throughout Canada which had previously been offered in only certain regions.

OXO

    OXO brand net sales in 2000 were $66.5 million, a $9.6 million, or 17.0%, increase over 1999 pro forma net sales of $56.9 million. The growth was fueled by the introduction of new lines of OXO brand stainless steel kitchen tools, a hardware line and a MV Cutlery line utilizing OXO's Good Grips technology, which together contributed $10.5 million to year-to-date gross sales.

GROSS PROFIT

    Gross profit for the year ended December 31, 2000 was $226.1 million, or 27.3% of net sales, compared to gross profit during the same period in 1999 of $209.2 million, or 33.0% of net sales. The fluctuation is primarily attributable to inventory close out programs resulting in a $20.1 million charge, $9.0 million in distribution and manufacturing-related costs which were not capitalized into inventory due to their non-recurring nature, start-up operational inefficiencies relating to a new distribution center and pricing pressures experienced with certain EKCO-Registered Trademark- products.

    The Company, as part of an overall plan to increase cash flow and reduce warehousing costs, discontinued a significant number of its stock-keeping units (SKU's) throughout all of its product lines. Additionally, the Company also accumulated a significant amount of excess inventories in certain of the Company's active SKU's which it intends to liquidate in 2001. The Company recorded a provision amounting to $17.2 million, or 2.1% of net sales to adjust inventory to the lower of cost or market.

    Also in 2000, the Company closed out a significant portion of the remaining inventories of its discontinued cleaning product line as part of an overall plan to exit its cleaning product line. This resulted in a $2.9 million charge to reduce the inventory to market value, which was recorded in the second quarter of 2000.

    Distribution costs, included in cost of sales, also increased as a percentage of net sales as a result of higher inventory levels, operational inefficiencies, start up costs and higher operating costs primarily at the Company's Greencastle, Pennsylvania and Monee, Illinois distribution centers. In the third quarter of 2000, the Company consolidated all of the EKCO domestic distribution centers into one center in Monee. The Monee facility experienced operational inefficiencies in the third quarter of 2000, which required additional shifts, temporary labor costs and professional services needed to meet shipping requirements. In July 1999, the Company experienced difficulties implementing a new enterprise-wide computer system at Greencastle. The distribution inefficiencies resulting from the implementation of the new computer system together with higher fuel costs and higher levels of finished goods inventory resulted in higher distribution costs as a percentage of sales.

    Additionally, the Company's gross margin, primarily with its EKCO products, declined as a result of pricing pressures from competitors. The Company has lowered its selling prices on certain of these products in order to remain competitive with these brands. The lower sales prices have resulted in decreased margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses were $210.6 million for the year ended December 31, 2000, an increase of $49.7 million over selling, general and administrative expenses for the comparable period in 1999 of $160.9 million primarily as a result of the acquisition of the EKCO and GHC businesses. As a percentage of net sales, 2000 selling, general and administrative expenses were 25.5% compared to 25.4% in 1999. Synergies realized from the integration of the EKCO and GHC businesses into the Company were offset by increases in brand development expenses and expenses associated with severance and benefit-related expenses for former WKI employees.

    Through the Company's efforts to integrate EKCO and GHC into WKI's operations, the Company has been able to gain administrative efficiencies primarily from combining sales and marketing operations and consolidating certain other operations, including finance, executive administration and information technology. The synergy savings were more than offset by expenses arising from the Company's continued emphasis and associated expenditures on new product development, product introductions and extensions of existing products. Costs offsetting these synergies in 2000 included advertising expenses associated with new product launches and brand revitalization projects. The Company's product development process enhances the Company's ability to bring new products to market quickly and successfully and to extend existing product categories. The Company demonstrated this in 2000 with the successful introductions of Pyrex-Registered Trademark- Storage Deluxe-TM- and new lines of OXO-Registered Trademark- brand stainless steel kitchen tools, hardware and automotive accessories. In addition, the Company supported existing products with an advertising campaign focused on revitalizing
Corningware-Registered Trademark-. Finally, the Company incurred expenses associated with severance and benefit-related expenses in the third and fourth quarters of 2000.

RESTRUCTURING

    In 1999, the Company recorded a $69.0 million charge related to the restructuring of the Company's manufacturing and supply organization, which was designed to reduce costs through the elimination of under-utilized capacity and unprofitable product lines.

INTEGRATION AND TRANSACTION RELATED EXPENSES

    Integration and transaction related expenses consist of cash and non-cash charges related to the integration of EKCO's and GHC's operations into those of the Company. Integration related expenses were $26.6 million in 2000. These expenses primarily consist of systems implementation costs, employee compensation arrangements and other benefits (such as severance, retention, out-placement, etc.), consulting services and other integration costs.

    Integration and transaction related expenses were $9.2 million in 1999. These expenses primarily consist of legal fees, accounting and tax services, employee compensation arrangements and other benefits, facility consolidation and other integration costs.

OTHER

    Other operating expense was $12.2 million in 2000 compared to income of $2.9 million in 1999. The $15.1 million change is primarily due to the amortization of trademarks, patents and goodwill resulting from the acquisitions of EKCO and GHC. In addition, royalty expenses increased as a result of pre-existing royalty agreements in the newly acquired EKCO business. The 1999 income included a $3.5 million state grant that the Company did not receive in 2000.

INTEREST

    2000 interest expense increased $26.9 million to $75.0 million from $48.1 million for the comparable period in 1999. The increase is primarily attributable to higher debt levels related to the acquisitions of EKCO and GHC late in 1999 and an increase in variable rate interest costs.

INCOME TAXES

    As a result of the factors noted above, the Company has cumulative losses over the three most recent years ended December 31, 2000. The Company cannot conclude that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets. As a result, the Company increased its valuation allowance by $48.9 million to fully reserve deferred tax assets. In addition, the Company has suspended recognizing additional deferred tax benefits until more conclusive evidence exists to support its recognition.

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998

NET SALES

                                                    PRO FORMA    PRO FORMA
                                                    YEAR ENDED   YEAR ENDED
                                                       1999         1998      $ CHANGE   % CHANGE
                                                    ----------   ----------   --------   ---------
                                                                    (IN THOUSANDS)
U.S. trade, excluding OXO.........................   $473,498     $522,278    $(48,780)     (9.3)%
Company-operated factory stores...................    153,350      175,707     (22,357)    (12.7)
International, excluding Canada...................     90,839       82,681       8,158       9.9
Canada............................................     71,458       69,521       1,937       2.8
OXO...............................................     56,881       37,743      19,138      50.7
                                                     --------     --------    --------     -----
                                                     $846,026     $887,930    $(41,904)     (4.7)%
                                                     ========     ========    ========     =====

    On a pro forma basis, assuming the acquisitions of EKCO and GHC occurred on January 1, 1998, net sales decreased $41.9 million to $846.0 million in 1999 from $887.9 million in 1998. Decreases in the Company's U.S. trade channel and Company-operated factory stores were partially offset by increases in its OXO brand and international sales.

U.S. TRADE, EXCLUDING OXO

    1999 pro forma net sales for U. S. trade, excluding OXO, were $473.5 million, a $48.8 million or 9.3% decrease over 1998. In July 1999, the Company implemented an enterprise-wide computer system. The Company experienced difficulties implementing the computer system at its Greencastle, Pennsylvania assembly and distribution center. As a result, significant inefficiencies were experienced and the volume of shipments, across all the Company's channels of business, were substantially curtailed in July and to a lesser degree in August. Management has addressed the shipping issues and believes that it has re-established shipping capabilities to pre-implementation levels. The shipping problems also resulted in significant unplanned sales allowances in the fourth quarter of 1999. In addition, in 1999 the Company exited its commercial tableware product line accounting for $6.5 million of the decrease from 1998.

    COMPANY-OPERATED FACTORY STORES

    1999 pro forma net sales for the Company-operated factory stores were $153.4 million, representing a $22.4 million or 12.7% decrease from 1998 pro forma sales of $175.7 million. The factory store performance was driven by two factors. During 1999, the Company experienced supply constraints with two product lines, Corelle, due to strong U.S. wholesale sales and a faster than anticipated recovery in international sales, and Revere, due to transitional issues associated with transferring production to a third party supplier. The Company also encountered difficulties in implementing a new enterprise-wide computer system, which restricted its ability to ship. As a result of these factors, the Company made a decision to prioritize shipping capacity in favor of third party customers rather than the Company-operated factory stores. Thus, the factory stores experienced severe out of stock conditions.

    INTERNATIONAL, EXCLUDING CANADA

    1999 pro forma net sales for the Company's international operations excluding Canada and the OXO brand were $90.8 million, an $8.2 million or 9.9% increase over 1998 pro forma net sales of $82.7 million. Despite the supply constraints noted above, 1999 net sales in Asia far exceeded 1998. 1999 net sales to Asia were $45.7 million, an increase of $16.9 million over 1998 net sales of $28.8 million. The significant improvement resulted primarily from the recovery of the Asian economies. The successful introduction of new Corelle patterns and new distribution channels for Corningware also contributed to the increased sales. Partially offsetting this was an $8.9 million reduction in pro forma net sales, primarily in Latin America. The reduction is also attributable to supply issues noted above and the economic weakness of the Latin America economy.

    CANADA

    1999 pro forma net sales in Canada, excluding the OXO brand were $71.5 million, representing a $2.0 million or 2.8% increase over 1998 pro forma net sales of $69.5 million. The growth is entirely attributable to a strong performance by its OLFA precision cutting tool product line.

OXO

    OXO brand pro forma net sales in 1999 were $56.9 million, a $19.1 million or 50.7% increase over 1998 pro forma net sales of $37.7 million. The exceptional growth in the brand was a result of numerous new product introductions utilizing the Good Grips technology.

GROSS PROFIT

    Gross profit for 1999 was $209.2 million or 33.0% of net sales, compared to the 1998 gross profit of $183.1 million or 33.7% of net sales. The decreased margin as a percentage of sales is primarily attributable to the significant reduction in higher margin factory store sales. As noted above, shipping and supply issues limited the amount of product allocated to the factory stores resulting in a substantial decrease in 1999 sales when compared to 1998. The shipping issues also resulted in service costs during the third and fourth quarters of 1999. The Company added additional shifts in its distribution center to re-establish the Company's ability to ship orders at pre-systems implementation levels. Unplanned sales allowances in the fourth quarter of 1999 also depressed gross margin percentages in 1999. The incremental costs were partially offset by improved manufacturing efficiencies and cost reductions achieved through the manufacturing rationalization announced in the first quarter of 1999 and discussed below.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative expenses were $160.9 million in 1999, an increase of $14.0 million over the 1998 selling, general and administrative expenses of $146.9 million. The recently acquired EKCO and GHC businesses contributed $17.2 million to this increase and Year 2000 remediation and the enterprise-wide system implementation added $3.6 million to the increase. This increase was partially offset by approximately $7.0 million in savings from a full year effect of the Company's independence from its prior owner, Corning. Throughout 1999 the Company operated as an independent Company versus a wholly owned subsidiary of Corning. In an independent state the Company was able to perform many of the administrative tasks at a significantly lower cost than previously performed by Corning.

RESTRUCTURING

    In the first quarter of 1999, the Company initiated a plan to restructure its manufacturing and supply organization as part of a program designed to reduce costs through elimination of under-utilized capacity, unprofitable product lines and increased utilization of the remaining facilities.

    The restructuring includes the discontinuation of the commercial tableware product line and closure of the related portion of the Company's manufacturing facility in Charleroi, Pennsylvania. In order to optimize the utilization of the Charleroi facility, the Company has moved Corelle cup production to its Martinsburg, West Virginia facility and third party suppliers. In addition, the Company terminated its supply contract with Corning's Greenville, Ohio facility and Pyrex-Registered Trademark- production was consolidated at the Charleroi facility. Additionally, the Company has discontinued manufacturing and distributing rangetop cookware at its facility in Clinton, Illinois. Future supply of rangetop cookware will be sourced from third party manufacturers.

    The Company recorded a charge of $69.0 million to cover the cost of this reorganization. The majority of the charge related to asset disposals, however, cash charges are expected to approximate $15.2 million over the life of the plan. In the fourth quarter of 1999, the Company reversed $7.2 million of its original $76.2 million restructuring charge taken in the first quarter of 1999. The reversal results from an increase in the anticipated proceeds from the idle equipment, land and buildings and lower than expected costs associated with the shutdown of the facility.

    In 1998 restructuring reflects $4.8 million in charges relating to the consolidation and rationalization of Asian operations and the consolidation of U.S. and Canadian distribution facilities.

INTEGRATION AND TRANSACTION RELATED EXPENSES

    Integration and transaction related expenses were $9.2 million in 1999. These expenses primarily consist of legal fees, accounting and tax services, employee compensation arrangements and other benefits, facility consolidation and other integration costs.

    Integration and transaction related expenses of $28.9 million recorded in 1998 were associated with the Recapitalization. These costs primarily consist of cash and non-cash compensation, financing costs and other cash expenses.

OTHER

    Other operating income was $2.9 million in 1999 compared to other operating expense of $0.9 million in 1998. The $3.8 million increase in income is primarily a result of a $3.5 million state grant. The remaining increase is a result of a $2.1 million increase in royalty income partially offset by the amortization of trademarks and goodwill resulting from the business combination.

INTEREST

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company's capital requirements arise principally in connection with financing working capital needs, servicing debt obligations, funding manufacturing restructuring costs, financing its recent acquisitions and completing the integration of such acquisitions, and funding capital expenditures. In the third quarter of 2000, the Company's existing $275 million revolving credit facility was fully utilized and the Company received a temporary $40.0 million credit facility from Borden to meet its working capital and liquidity requirements. The original maturity date of the Borden facility was December 31, 2000 and was subsequently extended into April 2001. At December 31, 2000, $6.1 was outstanding under this agreement. In addition, for the period ended December 31, 2000, the Company failed to satisfy the levels of debt to EBITDA and EBITDA to cash interest expense required by the financial covenants under its credit agreement dated April 9, 1998.

    In order to meet its funding requirements and comply with its financial covenants in the senior credit facility, the Company amended and restated its senior credit facility effective April 12, 2001 (the Amended and Restated Credit Agreement) and, has extended its $40.0 million short-term line of credit from Borden until the date 91 days after the perfection of the collateral under the Amended and Restated Credit Agreement after which Borden will provide to the Company a $25.0 million revolving credit facility. These actions have resulted in an additional $50.0 million in long-term financing commitments, which expire on March 30, 2004. The Amended and Restated Credit Agreement also waived the financial covenants for the quarter ended December 31, 2000 and amended the future financial covenants beginning March 31, 2001. In addition, the Amended and Restated Credit Facility provides for a first priority lien on substantially all of the Company's assets and its subsidiaries' assets; a pledge of 100% of the stock of all of the Company's domestic subsidiaries and 65% of the stock of certain foreign subsidiaries; increased pricing on the credit facilities; and changes in the restrictions affecting indebtedness, investments, acquisitions, dispositions and prepayment of subordinated indebtedness. The Company believes that these facilities and cash generated from operations will be sufficient to fund operations and capital expenditures.

    Borden has extended its line of credit to the Company to up to $40.0 million of revolving commitments until the date that is 91 days after the perfection of the collateral under the Amended and Restated Credit Agreement, after which Borden will provide to the Company a $25.0 million revolving credit facility, maturing on March 30, 2004, and the additional $25.0 million revolving credit facility from Senior Credit Facility Lenders will become available to the Company. The Borden credit facility will have substantially the same terms as the Borden facility dated as of August 25, 2000, and, in addition, will be secured by a security interest on the Company's assets that is second in priority behind the security interests securing the Amended and Restated Credit Agreement.

    The Company's credit facilities contain numerous financial and operating covenants that limit the discretion of the Company's management with respect to certain business matters. These covenants place significant restrictions on, among other things, the ability of the Company to incur additional indebtedness, pay dividends and other distributions, prepay subordinated indebtedness, enter into sale and leaseback transactions create liens or other encumbrances, make capital expenditures, make certain investments or acquisitions, engage in certain transactions with affiliates, sell or otherwise dispose of assets and merge or consolidate with other entities and otherwise restrict corporate activities. In addition, the credit facilities also require the Company to meet certain financial ratios and tests, including a minimum EBITDA, a ratio of debt to EBITDA and EBITDA to cash interest expense (where EBITDA represents adjusted cash flow as described more fully in the credit facilities). The credit facilities and the indenture contain customary events of default.

    The Company has incurred substantial losses applicable to common shares in each of the last three years, has had negative cash flow from operations in each of the last two years, and has a stockholders' deficit at December 31, 2000. The Company's ability to fund its operations, capital expenditures and debt service will depend upon its future financial and operation performance, which will be affected by prevailing economic conditions and financial, business and other factors, some of which are beyond its control.

    To address the operational issues of the Company, on March 28, 2001, the WKI Board of Directors approved a plan to restructure several aspects of the Company's manufacturing and distribution operations, a measure that will result in a restructuring charge of approximately $35 million in 2001, approximately $16 million of such charge will be for cash items over the life of the plan. See "Background." It is also likely that additional restructuring actions and charges will be taken in 2001 as the Company completes its transformation.

    The Company had cash outlays of approximately $60.0 million during 2000 relating to the integration of the EKCO and GHC businesses into the Company. The cash outlays include approximately $19.7 million of capital expenditures relating to systems implementation and a new distribution center, approximately $14.4 million of severance and other employee compensation arrangements, approximately $10.9 million in charges relating to the systems implementation and the start-up of the new distribution center and $15.0 million relating to other integration costs.

    The Company anticipates cash outlays of approximately $44.0 million for capital expenditures in 2001, approximately $13 million of which is attributable to the Company's 2001 restructuring plan.

ACQUISITIONS

    Effective September 13, 1999 and October 21, 1999, the Company acquired the stock of EKCO and GHC. The financial statements include the results of EKCO and GHC operations since those dates.

    The EKCO transaction was initially valued at approximately $239 million, including the assumption of $3.4 million in 9 1/4% series B senior notes due in 2006, $2.1 million of industrial revenue bonds and other debt, transaction fees and the purchase price adjustment (see Note 4 to the Consolidated Financial Statements). The Company financed this acquisition through the issuance and sale of $150 million in common stock of the Company to the Company's Parent, a loan from an affiliate of the Company and borrowings under the Company's credit facility. The borrowing from an affiliate to finance the acquisition of EKCO was refinanced in 1999 using funds advanced under a new $100 million term loan facility. The new term loan matures in 2007. Both the EKCO and GHC acquisitions were accounted for under the purchase method of accounting. Accordingly, the purchase prices have been allocated to the assets acquired and liabilities assumed based on the fair values at the dates of acquisition. The Company paid an additional contingent consideration of $10.6 million for the EKCO business in December 2000 pursuant to an agreement with the Company's Parent relating to the Company's parent's sale of a portion of the EKCO businesses that were not originally sold to the Company.

    The GHC transaction was valued at $159 million, including the repayment of debt and transaction fees. The Company financed the acquisition through the issuance of $50 million in cumulative junior preferred stock to an affiliate of the Company's Parent and borrowings under the Company's existing revolving credit facilities.

    The purchase price allocations for EKCO and GHC have been finalized in 2000.

CASH FLOWS

2000

    OPERATING ACTIVITIES

    In 2000, the Company's operating activities used cash of $46.1 million compared to $32.4 million used by operating activities in 1999. The increase of $13.7 million is primarily attributable to an increase in interest paid and cash spent on the integration of the EKCO and GHC businesses into the Company, partially offset by improvements in working capital.

    In June and September 2000, the Company sold $50.0 million and $40.0 million of accounts receivable to Borden. The Company incurred $0.8 million of costs associated with these transactions.

    INVESTING ACTIVITIES

    Investing activities of the Company used cash of $58.4 million in 2000 compared to cash used in investing activities of $421.5 in 1999. Cash used in 2000 and 1999 reflects the cash required to purchase the EKCO and GHC businesses. Capital expenditures in 2000 increased by $12.1 million over 1999 as a result of the implementation of WKI's enterprise-wide business system into the EKCO and GHC businesses as well as the start up of a new distribution center in Monee, Illinois.

    FINANCING ACTIVITIES

    Net cash provided by financing activities totaled $104.1 million in 2000 compared to $453.2 million in 1999. The decrease of $349.1 million primarily represents the absence of long-term debt borrowings and the issuance of preferred and common stock associated with the 1999 acquisitions of EKCO and GHC.

1999

    OPERATING ACTIVITIES

    In 1999, the Company's operating activities used cash of $32.4 million compared to cash generated of $58.8 million during the same period in 1998. The decrease is primarily associated with cash charges related to the acquisitions, including professional fees and compensation costs, cash spent on the manufacturing consolidation and rationalization project and the implementation of the enterprise-wide business system. In addition, cash management activities deferred certain 1998 cash payments to 1999.

    INVESTING ACTIVITIES

    Investing activities used cash of $421.5 million in 1999 compared to $23.2 million in 1998. In 1999, the Company spent $228.0 million and $158.1 million, net of cash acquired, on the acquisitions of EKCO and GHC, respectively. In addition, capital expenditures were $35.7 million, an increase of $12.5 million over the 1998 total of $23.2 million. EKCO and GHC contributed $3.8 million of capital expenditures in 1999. The remainder of the increase is attributable to the manufacturing consolidation and rationalization project and the implementation of the enterprise-wide computer system.

    FINANCING ACTIVITIES

    Cash generated from financing activities was $453.2 million in 1999 compared to cash used of $30.9 million in 1998. The fluctuation is entirely attributable to the acquisitions of EKCO and GHC. To finance the acquisitions, the Company issued common stock of $150.0 million to its parent and cumulative junior preferred stock of $50.0 million to Borden. In addition the Company added a $100.0 million term loan to its credit facilities. The remainder of the acquisition, approximately $88 million, was funded through borrowings on the Company's revolving credit facility.

RESTRUCTURING

    In 1999, the Company initiated a plan to restructure its manufacturing and supply organization to reduce costs through the elimination of under-utilized capacity, unprofitable product lines and increased utilization of the remaining facilities. The changes improved the Company's ability to compete by opening up diverse sources of supply both in the United States and internationally. The 1999 restructuring included the discontinuation of the commercial tableware product line and closure of the related portion of the Company's manufacturing facility in Charleroi, Pennsylvania. In order to improve the utilization of the Charleroi facility the Company moved Corelle cup production to its Martinsburg, West Virginia facility and to third party suppliers. The Company terminated its supply contract with Corning's Greenville, Ohio facility and Pyrex-Registered Trademark- production was consolidated at the Charleroi facility. Additionally, the Company discontinued manufacturing and distributing rangetop cookware and closed its manufacturing and distribution center in Clinton, Illinois. Future supply will be sourced from third party manufacturers. The cash and non-cash elements of the restructuring charge approximated
$18.2 million and $50.8 million, respectively. The Company has spent
$6.9 million in 2000 and $10.2 million in 1999 on the program. The remaining $1.1 million in cash outlays will primarily be incurred in 2001.

    On January 18, 2001, the Company announced Steven G. Lamb as its new President and Chief Executive Officer. Mr. Lamb's strong customer focus and operating results orientation, coupled with his experience in acquisition integration, supply chain optimization, corporate restructurings and continuous improvement led to the management change.

    On March 28, 2001, the WKI Board of Directors approved a plan to restructure several aspects of the Company's manufacturing and distribution operations, a measure that will result in a restructuring charge of approximately $35 million in 2001, approximately $16 million of such charge will be for cash items over the life of the plan. It is also likely that additional restructuring actions and charges will be taken in 2001 as the Company completes its transformation.

    The current program includes three major components: (i) exit from manufacturing at the Martinsburg, West Virginia facility for the CorningWare-Registered Trademark- and Visions-Registered Trademark- product lines and secure alternative sources of production by the end of the first quarter 2002, (ii) consolidation of distribution operations at Waynesboro, Virginia into World Kitchen's existing distribution centers at Monee, Illinois and Greencastle, Pennsylvania by the end of the first quarter of 2002 and
(iii) significant restructuring of metal bakeware manufacturing at Massillon, Ohio.

    Management is continuing to evaluate the necessity of additional restructuring measures in addition to the measures described above.

RISK MANAGEMENT

    The Company primarily has market risk in the areas of foreign currency and variable interest rate debt. The Company invoices most of its international sales in U.S. dollars, minimizing the effect of foreign exchange gains or losses on its earnings. As a result, the Company's foreign sales are affected by currency fluctuations versus U.S. dollar invoicing.

    Currency exchange fluctuations significantly affect the Company's foreign sales and earnings. The increased strength of the U.S. dollar has, in 2000, and may in future periods, increase the effective price of the Company's products sold in U.S. dollars with the result of materially adversely affecting sales. The Company's costs are primarily denominated in U.S. dollars. Thus, with respect to sales conducted in foreign currencies, increased strength of the U.S. dollar decreases the Company's reported revenues and margins with respect to such sales to the extent the Company is unable or determines not to increase local sales prices.

    The Company reduces foreign currency cash flow exposure due to exchange rate fluctuations by entering into forward foreign currency exchange contracts. The use of these contracts protects cash flows against unfavorable movements in exchange rates, to the extent of the amount under contract. At December 31, 2000, the Company had $2.6 million of notional value of forward foreign currency exchange contracts outstanding. There is no associated unrealized gain or loss on the contracts.

    The Company enters into interest rate swaps to lower funding costs or to alter interest rate exposures between fixed and floating rates on long-term debt. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed upon notional principal amount. At December 31, 2000, the Company had a $15.0 million notional amount interest rate swap outstanding with a fair value of $(0.2). A 1% increase or decrease in market interest rates would result in a $0.4 million increase/(decrease) in the fair value of the interest rate swap.

    A summary of all the Company's outstanding debt follows. Fair values are determined from quoted market prices or quoted market interest rates at December 31, 2000 and 1999.

                                                              2000                                    1999 (1)
                                             ---------------------------------------   ---------------------------------------
                                                            WEIGHTED         FAIR                     WEIGHTED         FAIR
                                                DEBT         AVERAGE        VALUE         DEBT         AVERAGE        VALUE
YEAR                                         (IN 000'S)   INTEREST RATE   (IN 000'S)   (IN 000'S)   INTEREST RATE   (IN 000'S)
----                                         ----------   -------------   ----------   ----------   -------------   ----------
2001.......................................   $  9,735          11.15%     $  8,492     $  3,615            9.3%     $  3,648
2002.......................................      3,643           8.82         2,425        3,639            8.3         3,674
2003.......................................      3,537           9.00         2,325        3,537            8.5         3,571
2004.......................................      3,150           9.73         1,959        3,152            9.1         3,186
2005.......................................    271,860           9.09       183,471      171,060            8.8       171,096
2006 and thereafter........................    484,338           9.76       217,766      484,250            9.2       497,355
                                              --------                     --------     --------                     --------
                                              $776,263                     $416,438     $669,253                     $682,530
Current Maturities.........................     (9,735)                      (8,492)
                                              --------                     --------
                                              $766,528                     $407,946
                                              ========                     ========

--------------------------

(1) December 31, 1999 amounts reflect outstanding debt for years shown.

RECENTLY ISSUED ACCOUNTING STANDARDS

    Since June 1998, the Financial Accounting Standards Board (FASB) has issued SFAS Nos. 133, 137 and 138 related to "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133, as amended or Statements). These Statements establish accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. The Statements require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met, in which case the gains or losses would offset the related results of the hedged item. These Statements require that, as of the date of initial adoption, the impact of adoption be recorded as a cumulative effect of a change in accounting principle. To the extent that these amounts are recorded in other comprehensive income, they will be reversed into earnings in the period in which the hedged transaction occurs.

    The Company currently has freestanding derivative instruments. Management has performed a review to identify potential derivatives embedded in other contracts. No embedded derivatives were identified as a result of this review. The Company adopted these statements as of January 1, 2001 with no material impact to the Company's financial statements.

    In May 2000, the Emerging Issues Task Force (EITF), a subcommittee of the FASB, issued EITF No. 00-10 "Accounting for Shipping and Handling Fees and Costs." EITF No. 00-10 addresses the income statement classification of shipping and handling fees and costs. The Company historically has not billed all of it's shipping and handling costs, and has included direct freight costs as a deduction to net sales. The net sales and cost of sales have been reclassified to reflect these expenses in cost of sales, consistent with the classification of other shipping and handling related costs. The impact of this change increased net sales and costs of sales by $22.1 million, $16.0 million and $10.4 million for the years ended December 31, 2000, 1999 and 1998, respectively. There is no impact on results of operations resulting from this change.

    In 2000, the EITF issued EITF No. 00-14 "Accounting for Certain Sales Incentives." The EITF subsequently amended the transition provisions of this issue in November 2000 to require application no later than the fiscal quarter beginning after March 15, 2001. EITF No. 00-14 prescribes guidance regarding timing of recognition and income statement classifications of costs incurred for certain sales incentive programs. This guidance requires certain coupons, rebate offers and free products offered concurrently with a single exchange transaction to be recognized at the later of the date at which the revenue is recorded or the date at which the sales incentive is offered and reported as a reduction of revenue. The Company's current accounting and classification of these amounts are in compliance with the consensuses reached in this issue.

    In January 2001, the EITF issued EITF No. 00-22, "Accounting for Points and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in The Future." EITF No. 00-22 prescribes guidance regarding timing of recognition and income statement classification of costs incurred in connection with offers of "free" products or services that are exercisable by an end consumer as a result of a single exchange transaction with the retailer which will not be delivered by the vendor until a future date. This guidance requires certain rebate offers and free products that are delivered subsequent to a single exchange transaction to be reported as a reduction of revenue and recognized based on systematic allocation of the costs to the underlying revenue transactions that result in the consumer earning the rebate or refund. The guidance in this EITF should be applied no later than quarters ending after February 15, 2001. The Company's current accounting and classification of these types of costs are in compliance with the consensuses reached in this issue.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The factors discussed below, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report, including without limitation, in "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's related press releases and in oral statements made by authorized officers of the Company. When used in this report, any press release or oral statement, the words "looking forward," "estimate," "project," "anticipate," "expect," "intend," "believe" and similar expressions are intended to identify a forward-looking statement. Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond the Company's control) that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The forward-looking statements regarding such matters are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether actual results and developments will conform with the Company's expectations and predictions, however, is subject to a number of risks and uncertainties, in addition to the risk factors discussed above, including: integration of the Company's acquisitions of General Housewares Corp. and EKCO Group, Inc.; the Company's ability to comply with the terms of its existing credit facilities; significant indebtedness of the Company, a global economic slowdown in any one, or all, of the Company's sales categories; loss of sales as the Company streamlines and focuses on strategic accounts; unpredictable difficulties or delays in the development of new product programs; increasing reliance on third party manufacturers, increased difficulties in obtaining a consistent supply of basic raw materials such as sand, soda ash, steel or copper and energy inputs such as electrical power or natural gas at stable pricing levels; development by the Company of an adequate administrative infrastructure; technological shifts away from the Company's technologies and core competencies; unforeseen interruptions to the Company's business with its largest customers resulting from, but not limited to, financial instabilities or inventory excesses; the effects of extreme changes in monetary and fiscal policies in the United States and abroad, including extreme currency fluctuations and unforeseen inflationary pressures such as those recently experienced by certain Asian economies; drastic and unforeseen price pressures on the Company's products or significant cost increases that cannot be recovered through price increases or productivity improvements; significant changes in interest rates or in the availability of financing for the Company or certain of its customers; loss of any material intellectual property rights; any difficulties in obtaining or retaining the management or other human resource competencies that the Company needs to achieve its business objectives; and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-K are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company and its subsidiaries or their business or operations.

ITEM 7A--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Refer to the "Risk Management" section included in Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   WKI HOLDING COMPANY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2000         1999         1998
                                                           ----------   ----------   ----------
Net sales................................................  $  827,581   $  633,534   $  543,441

Cost of sales............................................     601,460      424,370      360,326
Selling, general and administrative expenses.............     210,630      160,857      146,927
Provision for restructuring costs........................          --       68,984        4,772
Integration and transaction related expenses.............      26,643        9,157       28,866
Other expense (income), net..............................      12,237       (2,870)         926
                                                           ----------   ----------   ----------
Operating (loss) income..................................     (23,389)     (26,964)       1,624
Interest expense, net....................................      74,981       48,136       34,290
                                                           ----------   ----------   ----------
Loss before taxes on income..............................     (98,370)     (75,100)     (32,666)
Income tax expense (benefit).............................      51,456      (47,254)         947
                                                           ----------   ----------   ----------
Loss before minority interest............................    (149,826)     (27,846)     (33,613)
Minority interest in losses (earnings) of subsidiary.....        (262)        (212)         301
                                                           ----------   ----------   ----------
Net loss before extraordinary charge.....................    (150,088)     (28,058)     (33,312)
Extraordinary charge-early extinguishments of debt, net
  of $4,298 tax benefit..................................          --       (6,393)          --
                                                           ----------   ----------   ----------
Net loss.................................................    (150,088)     (34,451)     (33,312)
Preferred stock dividends................................     (13,384)      (5,648)      (2,782)
                                                           ----------   ----------   ----------
NET LOSS APPLICABLE TO COMMON STOCK......................  $ (163,472)  $  (40,099)  $  (36,094)
                                                           ==========   ==========   ==========
BASIC AND DILUTED LOSS BEFORE EXTRAORDINARY CHARGE PER
  COMMON SHARE...........................................  $    (2.45)  $    (1.08)  $    (1.50)
                                                           ==========   ==========   ==========
BASIC AND DILUTED LOSS PER COMMON SHARE..................  $    (2.45)  $    (1.29)  $    (1.50)
                                                           ==========   ==========   ==========
Weighted average number of common shares outstanding
  during the period......................................  66,827,488   31,142,857   24,000,000

        The accompanying notes are an integral part of these statements.

                   WKI HOLDING COMPANY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2000           1999
                                                              ------------   ------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents.................................    $  7,913       $   8,368
  Accounts receivable, net of allowances of $25,567 in 2000
    and $17,657 in 1999.....................................     146,040         141,308
  Inventories:
    Finished and in-process goods...........................     188,011         195,200
    Raw materials and supplies..............................      18,571          27,411
  Deferred income taxes.....................................          --          25,303
  Other current assets......................................      17,017          20,816
                                                                --------       ---------
    Total current assets....................................     377,552         418,406
                                                                --------       ---------
OTHER ASSETS
  Deferred income taxes.....................................          --          23,583
  Other assets (net of accumulated amortization 23,399 in
    2000 and $14,499 in 1999)...............................      44,032          43,495
                                                                --------       ---------
                                                                  44,032          67,078
                                                                --------       ---------
PROPERTY AND EQUIPMENT
  Land......................................................       4,076           4,996
  Buildings.................................................      89,789          86,873
  Machinery and equipment...................................     317,250         303,949
                                                                --------       ---------
                                                                 411,115         395,818
  Less accumulated depreciation.............................    (257,985)       (241,788)
                                                                --------       ---------
                                                                 153,130         154,030
                                                                --------       ---------
INTANGIBLES
  Trademarks and patents (net of accumulated amortization of
    $9,280 in 2000 and $3,384 in 1999)......................     148,708         165,487
  Goodwill (net of accumulated amortization of $14,373 in
    2000 and $8,740 in 1999)................................     205,798         174,678
                                                                --------       ---------
                                                                 354,506         340,165
                                                                --------       ---------
TOTAL ASSETS................................................    $929,220       $ 979,679
                                                                ========       =========

        The accompanying notes are an integral part of these statements.

                   WKI HOLDING COMPANY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2000           1999
                                                              ------------   ------------
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES
  Accounts payable..........................................    $  62,418      $  56,346
  Debt payable within one year..............................        3,635          3,650
  Note payable Borden.......................................        6,100             --
  Other current liabilities.................................      104,085        111,800
                                                                ---------      ---------
                                                                  176,238        171,796
                                                                ---------      ---------
OTHER LIABILITIES
  Long-term debt............................................      766,528        669,253
  Non-pension post-employment benefit obligations...........       42,545         37,113
  Other long-term liabilities...............................       17,041         14,134
                                                                ---------      ---------
                                                                  826,114        720,500
                                                                ---------      ---------
MINORITY INTEREST IN SUBSIDIARY.............................        1,219            956

STOCKHOLDERS' (DEFICIT) EQUITY
Preferred Stock--5,000,000 shares authorized; 3,200,000
  shares issued.............................................       91,527         88,430
Common Stock--$0.01 par value, 80,000,000 and 75,000,000
  shares authorized in 2000 and 1999, respectively;
  67,397,028 and 66,857,143 shares issued and outstanding in
  2000 and 1999, respectively...............................          674            669
Treasury stock--280,000 shares in 2000......................         (940)            --
Contributed capital.........................................      604,911        603,226
Accumulated deficit.........................................     (767,584)      (604,112)
Accumulated other comprehensive income......................       (2,939)        (1,786)
                                                                ---------      ---------
    Total stockholders' (deficit) equity....................      (74,351)        86,427
                                                                ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY........    $ 929,220      $ 979,679
                                                                =========      =========

        The accompanying notes are an integral part of these statements.

                   WKI HOLDING COMPANY, INC. AND SUBSIDARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2000        1999       1998
                                                              ---------   --------   --------
CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES:
  Net loss..................................................  $(150,088)  $(34,451)  $(33,312)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Depreciation and amortization...........................     48,487     34,398     33,392
    Amortization of deferred financing fees.................      2,164      1,744      3,214
    Minority interest in (earnings) losses of subsidiary....        262        211       (301)
    Loss on disposition of plant and equipment..............         --         --        791
    Deferred tax provision (benefit)........................     48,886    (49,418)     2,329
    Provision for restructuring costs, net of cash paid.....         --     58,800      4,281
    Provision for post-retirement benefits, net of cash
     paid...................................................      4,135      3,125      4,438
    Provision for close-out inventories.....................     20,040         --         --
  Changes in operating assets and liabilities:
    Accounts receivable.....................................     (4,732)   (20,409)     9,920
    Inventories.............................................     (4,011)     3,754      1,082
    Prepaid expenses and other current assets...............      3,799    (13,002)    (2,202)
    Accounts payable and accrued expenses...................     (1,641)    (6,019)    29,174
    Other assets/liabilities................................    (13,442)   (11,129)     6,035
                                                              ---------   --------   --------
    NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES.....    (46,141)   (32,396)    58,841
                                                              ---------   --------   --------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to property and equipment and other assets......    (47,824)   (35,694)   (23,237)
  Acquisition of businesses, net of cash acquired...........    (10,600)  (385,815)        --
                                                              ---------   --------   --------
    NET CASH USED IN INVESTING ACTIVITIES...................    (58,424)  (421,509)   (23,237)
                                                              ---------   --------   --------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Issuance of long-term debt................................         --    100,000    400,000
  Borrowing on revolving credit facility, net...............    100,800    160,344     27,177
  Borrowings on Borden revolving credit facility, net.......      6,100         --         --
  Borrowing from affiliate..................................         --     71,500         --
  Payments to affiliate.....................................         --    (71,500)        --
  Repayment of long-term debt, other than revolving credit
    facility................................................     (3,540)    (4,031)    (1,806)
  Interim financing.........................................         --         --    471,600
  Repayment of interim financing............................         --         --   (471,600)
  Dividend to Corning Incorporated..........................         --         --   (482,760)
  Decrease in net amounts due to Corning Incorporated.......         --         --    (87,142)
  Shareholder capital contribution..........................         --         --    100,736
  Issuance of preferred stock...............................         --     50,000     30,000
  Issuance of common stock and stock subscriptions..........      1,690    150,000        240
  Purchase of treasury stock................................       (940)        --         --
  Deferred financing fees...................................         --     (3,097)   (17,337)
                                                              ---------   --------   --------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.....    104,110    453,216    (30,892)
                                                              ---------   --------   --------
Net change in cash and cash equivalents.....................       (455)      (689)     4,712
Cash and cash equivalents at beginning of year..............      8,368      9,057      4,345
                                                              ---------   --------   --------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $   7,913   $  8,368   $  9,057
                                                              =========   ========   ========
SUPPLEMENTAL DATA:
Cash paid during the year for:
  Income taxes, net.........................................  $   1,282   $  4,290   $    850
  Interest..................................................     70,662     41,099     32,860
Details of acquisition:
  Fair value of assets......................................     10,600    525,851         --
  Liabilities...............................................         --    138,130         --
                                                              ---------   --------   --------
  Cash paid.................................................     10,600    387,721         --
  Less: cash acquired.......................................         --      1,906         --
                                                              ---------   --------   --------
Net cash paid for acquisitions..............................  $  10,600   $385,815   $     --
                                                              =========   ========   ========
Non-cash activity:
  Net increase to deferred taxes resulting from the re-
    capitalization..........................................  $      --   $     --   $ 13,471
  Adjustment to postretirement liability for amounts assumed
    by Corning..............................................         --         --     31,998
  Adjustment to pension liability for amounts assumed by
    Corning.................................................         --         --     17,669
  Adjustment to accounts payable for liabilities retained by
    Corning.................................................         --         --      7,913
  Preferred stock dividends.................................     13,384      5,648      2,782
  Note issued for shares sold...............................        200         --         --

        The accompanying notes are an integral part of these statements.

                   WKI HOLDING COMPANY, INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                 (IN THOUSANDS)

                                                                                            ACCUMULATED       TOTAL
                                                                                               OTHER       STOCKHOLDERS
                             PREFERRED    COMMON    TREASURY   CONTRIBUTED   ACCUMULATED   COMPREHENSIVE    (DEFICIT)
                               STOCK      STOCK      STOCK       CAPITAL       DEFICIT        INCOME          EQUITY
                             ---------   --------   --------   -----------   -----------   -------------   ------------
Balance, December 31,
  1997.....................   $    --      $ --      $  --       $274,070     $ (45,159)      $(1,798)      $ 227,113

Net loss...................                                                     (33,312)                      (33,312)
Foreign currency
  translation adjustment...                                                                      (363)           (363)
                                                                                                            ---------
Total comprehensive
  income...................                                                                                   (33,675)
24,000-for-one stock
  split....................
Issuance of preferred
  stock....................    30,000       240                      (240)                                     30,000
Preferred stock
  dividends................     2,782                                            (2,782)                           --
Capital contribution.......                                       179,825                                     179,825
Dividend to Corning
  Incorporated.............                                                    (482,760)                     (482,760)
                              -------      ----      -----       --------     ---------       -------       ---------
Balance, December 31,
  1998.....................   $32,782      $240      $  --       $453,655     $(564,013)      $(2,161)      $ (79,497)

Net loss...................                                                     (34,451)                      (34,451)
Foreign currency
  translation adjustment...                                                                       375             375
                                                                                                            ---------
Total comprehensive
  income...................                                                                                   (34,076)
Issuance of common stock...                 429                   149,571                                     150,000
Issuance of preferred
  stock....................    50,000                                                                          50,000
Preferred stock
  dividends................     5,648                                            (5,648)                           --
                              -------      ----      -----       --------     ---------       -------       ---------
Balance, December 31,
  1999.....................   $88,430      $669      $  --       $603,226     $(604,112)      $(1,786)      $  86,427

Net loss...................                                                    (150,088)                     (150,088)
Foreign currency
  translation adjustment...                                                                    (1,153)         (1,153)
                                                                                                            ---------
Total comprehensive
  income...................                                                                                  (151,241)
Issuance of common stock...                   5                     1,885                                       1,890
Repurchase of common
  stock....................                           (940)                                                      (940)
Notes receivable for shares
  sold.....................                                          (200)                                       (200)
Preferred stock
  dividends................     3,097                                           (13,384)                      (10,287)
                              -------      ----      -----       --------     ---------       -------       ---------
Balance, December 31,
  2000.....................   $91,527      $674      $(940)      $604,911     $(767,584)      $(2,939)      $ (74,351)
                              =======      ====      =====       ========     =========       =======       =========

        The accompanying notes are an integral part of these statements.

                           WKI HOLDING COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) NATURE OF OPERATIONS AND BASIS OF PRESENTATION

    WKI Holding Company, Inc. (the Company or WKI), is a leading manufacturer and marketer of housewares, including bakeware, dinnerware, rangetop cookware, kitchen and household products, cutlery and precision cutting tools. The Company believes that its brands, including Corningware-Registered Trademark-, Pyrex-Registered Trademark-, Corelle-Registered Trademark-, Revere Ware-Registered Trademark-, Visions-Registered Trademark-,
EKCO-Registered Trademark-, Via-Registered Trademark-, Baker's
Secret-Registered Trademark-, Chicago Cutlery-Registered Trademark-, OLO-Registered Trademark-, OXO-Registered Trademark-, Grilla
Gear-Registered Trademark-, Farberware-Registered Trademark- and
Cuisinart-Registered Trademark- constitute one of the broadest and best recognized collection of brands in the housewares industry.

    Effective September 13, 1999 and October 21, 1999, the Company acquired the outstanding stock of EKCO Group Inc. (EKCO) and General Housewares Corp. (GHC), respectively. The acquisitions were accounted for under the purchase method of accounting and the 1999 financial statements include the results of EKCO's and GHC's operations from the dates of the acquisitions (see Note 4).

    The EKCO transaction closed on October 24, 1999, following EKCO's initial purchase by CCPC Acquisition Corp. (CCPC Acquisition), the Company's parent, on September 13, 1999.

    The Company has incurred substantial losses applicable to common shares in each of the last three years, has had negative cash flow from operations in each of the last two years, and has a stockholders' deficit at December 31, 2000. Additionally, the Company's outstanding borrowings have increased substantially over the last three years principally in connection with funding the Recapitalization, financing and completing the integration of its recent acquisitions, funding net losses, servicing debt obligations, and funding capital expenditures. The Company's credit facilities contain numerous financial and operating covenants. For the period ended December 31, 2000, the Company failed to satisfy the levels of debt to EBITDA and EBITDA to cash interest expense required by the covenants under its credit agreement dated April 9, 1998.

    To address these issues, management's plan includes entering into an amended and restated credit agreement to provide for additional financing of $25.0 million, and to provide for a waiver of the covenant noncompliance in the fourth quarter of 2000 (see Note 8), an extension of the line of credit with Borden to March 30, 2004, providing for $25.0 million of financing (see Note 8), and a restructuring of certain manufacturing and distribution operations (see
Note 15).

    The Company's ability to fund its operations, capital expenditures and debt service will depend upon its future financial and operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, some of which are beyond its control. The Company believes that the amended credit facilities and cash generated from operations will be sufficient to fund the Company's operations and capital expenditures.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America, the most significant of which include:

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of all entities controlled by the Company. All significant intercompany accounts and transactions are eliminated.

                           WKI HOLDING COMPANY, INC.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    USE OF ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    RECLASSIFICATIONS

    Certain 1999 and 1998 amounts have been reclassified to conform with the 2000 presentation.

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

    The Company, as part of an overall plan to increase cash flow and reduce warehousing costs, discontinued a significant number of its stock-keeping units (SKU's) throughout all of its product lines. Additionally, the Company also accumulated a significant amount of excess inventories in certain of the Company's active SKU's which it intends to liquidate in 2001. The Company recorded a provision estimated market value amounted to $17.2 million, or 2.1% of net sales to adjust inventory to the lower of cost or market.

    Also in 2000, the Company closed out a significant portion of the remaining inventories of its discontinued cleaning product line as part of an overall plan to exit its cleaning product line. This resulted in a $2.9 million charge to reduce the inventory to market value, which was recorded in the second quarter of 2000.

    PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost. Depreciation is calculated using straight-line and accelerated methods based on the estimated useful lives of the assets as follows: buildings, 8-30 years; equipment 3-25 years; and leasehold improvements, over the lease periods. Precious metals are recorded at cost and consist of platinum, rhodium, and palladium. Precious metals are used in the Company's manufacturing processes and are expensed to operations based on utilization. Capitalized interest costs relate to the purchase and construction of long-term assets and are amortized over the respective useful lives of the related assets. The Company capitalized interest of $0.7 million, $1.9 million and $1.9 million in 2000, 1999 and 1998, respectively.

                           WKI HOLDING COMPANY, INC.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    GOODWILL, TRADEMARKS AND PATENTS

    The cost of goodwill represents the excess of cost over identifiable net assets of businesses acquired. The amortization period assigned to goodwill is 40 years. Trademarks and patents are amortized over the estimated economic useful life, which range from 20 to 35 years. Amortization expense of $9.6 million, $1.5 million and $1.7 million for 2000, 1999, and 1998, respectively, is included in other expense (income).

    IMPAIRMENT ACCOUNTING

    The Company reviews the recoverability of its long-lived assets, including goodwill and other intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the Company's ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If the expected undiscounted pre-tax cash flows are less than the carrying value of such assets, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to make estimates of expected future cash flows related to long-lived assets. It is at least reasonably possible that future events or circumstances may differ from these estimates.

    STOCK BASED COMPENSATION

    Certain employees of the Company participate in the stock compensation plans of the Company. The Company accounts for compensation cost under these plans using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." Compensation expense is recorded for awards of shares over the period earned. The Company follows the disclosure provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS
No. 123) which defines a fair value-based method of accounting for stock-based compensation.

    REVENUE RECOGNITION

    Revenues are recognized when products are shipped to customers and when all substantial risks of ownership transfer.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, which clarified the existing accounting rules for revenue recognition. SAB No. 101 was adopted by the Company in the fourth quarter of 2000. The Company's revenue recognition policy did not change with the adoption of SAB No. 101.

    ADVERTISING AND PROMOTION COSTS

    Production costs of future media advertising are deferred until the advertising first occurs. Advertising costs, other than cooperative advertising, are charged to selling, general and administrative expenses as incurred. Cooperative advertising is accrued at the time of sale in the financial statements as a reduction of sales because it is viewed as part of the negotiated price of its products sold. Advertising and promotional expenses for 2000, 1999 and 1998 were $15.8 million, $13.4 million and $10.0 million, respectively.

                           WKI HOLDING COMPANY, INC.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    RESEARCH AND DEVELOPMENT COSTS

    Research and development costs are expensed as incurred. Such costs were $1.3 million, $0.6 million and $0.4 million in 2000, 1999 and 1998, respectively.

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

    DERIVATIVE FINANCIAL INSTRUMENTS

    The Company primarily uses two types of derivatives: interest rate swaps (which effectively convert a portion of the Company's variable rate obligations to fixed) and forward exchange contracts (which reduce the Company's cash flow exposure to changes in foreign exchanges rates). The Company enters into interest rate swaps to lower funding costs or to alter interest rate exposures between fixed and floating rates on long-term debt. Under interest rate swaps, the Company agrees with other parties to exchange, at specific intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional principal amount. Interest rate swaps that are in excess of outstanding obligations are marked to market through other income and expenses. At December 31, 2000, the Company had $15.0 million notional amount of an interest rate swap outstanding with a fair value of $(0.2). The fair value of forward exchange contracts that hedge firm third party commitments are deferred and recognized as part of the underlying transactions as they occur, while those that hedge existing assets and liabilities are recognized in income currently and offset gains and losses of transactions being hedged. At December 31, 2000, the Company had $2.6 million of notional value of forward exchange contracts outstanding with no associated unrealized gain or loss on the contracts. See the discussion which follows regarding the impact of the adoption of SFAS No.133 on the future accounting for derivative financial instruments.

    (LOSS) EARNINGS PER SHARE

    Basic (loss) earnings per share is computed by dividing net income, less dividends on preferred stock, by the weighted average number of common shares outstanding during each period. Diluted (loss) earnings per share is computed by dividing net income, less dividends on preferred stock, by the weighted average number of common shares outstanding during the period after giving effect to dilutive stock options.

    CAPITALIZED COMPUTER SOFTWARE COSTS

    Capitalized computer software costs, included in other assets, consist of costs to purchase and develop software. The Company capitalizes internally developed software costs based on a project-by-project analysis of each project's significance to the Company and its estimated useful life.

                           WKI HOLDING COMPANY, INC.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
All capitalized software costs are amortized on a straight-line basis over a period between three and seven years.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The fair value of financial instruments is determined by reference to various market data and other valuation techniques, as appropriate. Unless otherwise disclosed, the fair value of short-term instruments approximates their recorded values due to the nature of the instruments.

    RECENTLY ISSUED ACCOUNTING STANDARDS

    Since June 1998, the Financial Accounting Standards Board (FASB) has issued SFAS Nos. 133, 137 and 138 related to "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133, as amended or Statements). These Statements establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured as its fair value. The Statements require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met, in which case the gains or losses would offset the related results of the hedged item. These Statements require that, as of the date of initial adoption, the impact of adoption be recorded as a cumulative effect of a change in accounting principle. To the extent that these amounts are recorded in other comprehensive income, they will be reversed into earnings in the period in which the hedged transaction occurs.

    The Company currently has freestanding derivative instruments. Management has performed a review to identify potential derivatives embedded in other contracts. No embedded derivatives were identified as a result of this review. The Company adopted these statements as of January 1, 2001 with no material impact to the Company's financial statements.

    In 2000, the Emerging Issues Task Force (EITF), a subcommittee of the FASB, issued EITF No. 00-10 "Accounting for Shipping and Handling Fees and Costs." EITF No. 00-10 addresses the income statement classification of shipping and handling fees and costs. The Company historically has not billed customers for shipping and handling costs and has included direct freight costs as a deduction to net sales. The nets sales and cost of sales have been reclassified to reflect these expenses in cost of sales consistent with the classification of other shipping and handling related costs. The impact of this change increased net sales and costs of sales by $22.1 million, $16.0 million and $10.4 million for the years ended December 2000, 1999 and 1998, respectively. This change had no impact on results of operations.

    Also in 2000, the EITF issued EITF No. 00-14 "Accounting for Certain Sales Incentives." The EITF subsequently amended the transition provisions of this issue in November 2000 to require application no later than the fiscal quarter beginning after March 15, 2001. EITF No. 00-14 prescribes guidance regarding timing of recognition and income statement classifications of costs incurred for certain sales incentive programs. This guidance requires certain coupons, rebate offers and free products offered concurrently with a single exchange transaction to be recognized at the later of the date at which the revenue is recorded or the date at which the sales incentive is offered and reported as a reduction of revenue. The Company's current accounting and classification of these amounts are in compliance with the consensuses reached in this issue.

                           WKI HOLDING COMPANY, INC.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    In January 2001, the EITF issued EITF No. 00-22, "Accounting for Points and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in The Future." EITF No. 00-22 prescribes guidance regarding timing of recognition and income statement classification of costs incurred in connection with offers of "free" products or services that are exercisable by an end consumer as a result of a single exchange transaction with the retailer which will not be delivered by the vendor until a future date. This guidance requires certain rebate offers and free products that are delivered subsequent to a single exchange transaction to be reported as a reduction of revenue and recognized based on systematic allocation of the costs to the underlying revenue transactions that result in the consumer earning the rebate or refund. The guidance in this EITF should be applied no later than quarters ending after February 15, 2001. The Company's current accounting and classification of these types of costs are in compliance with the consensuses reached in this issue.

(3) RECAPITALIZATION

    On March 2, 1998, Corning Incorporated (Corning), the Company, Borden, and CCPC Acquisition entered into a Recapitalization Agreement (the
Recapitalization).

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

    On April 1, 1998, pursuant to the Recapitalization, CCPC Acquisition acquired 22,080,000, or 92%, of the outstanding shares of common stock of the Company from Corning for $110.4 million. The Company then borrowed
$471.6 million and paid a cash dividend to Corning of $472.6 million. Corning retained 1,920,000, or 8%, of the outstanding shares of common stock of the Company. Also on April 1, 1998, the Company issued and sold 1,200,000 shares of cumulative junior preferred stock to CCPC Acquisition for $30.0 million. The Company paid an additional $10.2 million to Corning in July 1998 relating to certain provisions of the Recapitalization.

                           WKI HOLDING COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) ACQUISITIONS

    Effective September 13, 1999 and October 21, 1999, the Company acquired the outstanding stock of EKCO and GHC, respectively. The financial statements include the results of EKCO's and GHC's operations from the dates of the acquisitions.

    The Company acquired EKCO for an initial value of approximately
$229 million, including the assumption of $3.4 million in 9 1/4% series B senior notes due in 2006, $2.1 million of industrial revenue bonds and other debt and transaction fees. The Company financed this acquisition through the issuance of $150 million in common stock from the Company's parent, a $71.5 million short-term borrowing from an affiliate of the Company's parent and borrowing under the Company's existing credit facility. The Company paid to its parent an additional $10.6 million for the EKCO business in December 2000 pursuant to an agreement with the Company's parent relating to the Company's parent's sale of a portion of the EKCO businesses that were not originally sold to the Company.

    The Company acquired GHC for approximately $159 million, including the repayment of debt and transaction fees. The Company financed the acquisition through the issuance of $50 million in cumulative junior preferred stock to an affiliate of the Company's parent and borrowings under the Company's existing revolving credit facilities. The addition of GHC expanded the Company's product offerings to include cutlery, precision cutting tools and innovative, high quality kitchen and household tools.

    The acquisitions were accounted for under the purchase method of accounting. Accordingly, the purchase prices have been allocated to the assets acquired and liabilities assumed based on the fair values at the dates of acquisitions. The final allocation of the purchase price to the net assets acquired was completed for both EKCO and GHC in 2000. The Company adjusted goodwill by approximately $36 million in 2000 in conjunction with the finalization of the purchase price allocation. Goodwill associated with the purchase of EKCO and GHC was $115.9 million and $51.5 million, respectively, which is being amortized over 40 years.

    The following unaudited pro forma results of operations give effect to the EKCO and GHC acquisitions as if they had occurred on January 1, 1998.

                                                               (UNAUDITED)
                                                          ---------------------
                                                            1999        1998
                                                          ---------   ---------
                                                          (IN THOUSANDS, EXCEPT
                                                           PER SHARE AMOUNTS)
Net sales...............................................  $846,026    $887,930
Loss before extraordinary losses........................   (47,897)    (54,711)
Net loss applicable to common stock.....................   (68,046)    (65,927)
Loss per share before extraordinary losses..............     (0.72)      (0.82)
Loss per share after extraordinary losses...............     (1.02)      (0.99)

    The pro forma information provided does not purport to be indicative of actual results of operations if the EKCO and GHC acquisitions had occurred on January 1, 1999, and is not intended to be indicative of future results or trends.

                           WKI HOLDING COMPANY, INC.

(5) SUPPLEMENTAL BALANCE SHEET DATA

    OTHER CURRENT LIABILITIES

                                                             DECEMBER 31,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
                                                            (IN THOUSANDS)
Wages and employee benefits.............................  $ 30,254   $ 30,935
Accrued advertising and promotion.......................    28,277     21,884
Accrued interest........................................    11,601     10,063
Other accrued expenses..................................    33,953     48,918
                                                          --------   --------
                                                          $104,085   $111,800
                                                          ========   ========

(6) RELATED PARTY TRANSACTIONS

    The following transactions with related parties are included in the consolidated statements of operations for the years ended December 31, 2000, 1999, and 1998:

                                                        YEAR ENDED DECEMBER 31,
                                                     ------------------------------
                                                       2000       1999       1998
                                                     --------   --------   --------
                                                             (IN THOUSANDS)
Services provided by Corning, Inc..................   $4,078     $7,210    $14,194
Interest expense to Corning........................       --         --      1,296
Interest expense to Borden and an affiliate of the
  Company's parent.................................    1,489        358      2,368
Management fees to Corning.........................       --         --        437
Management fees and services to Borden.............    3,847      1,500      1,125
Loss on sale of receivables and related fees paid
  to Borden........................................      823         --         --

    Prior to April 1, 1998, the Company operated as a wholly-owned subsidiary of Corning Inc. (Corning). In connection with the Recapitalization, Corning and the Company entered into several agreements relating to the provision by Corning of goods and services to the Company and the sharing of certain facilities with the Company at terms specified in the contracts. As of December 31, 2000, the Company has assumed or outsourced a significant portion of the functions previously performed by Corning. Management believes that the methodology used to allocate the costs is reasonable, but may not necessarily be indicative of the costs that would have been incurred had these functions been performed by the Company.

    See Note 9 regarding Corning's agreement to indemnify the Company for certain environmental liabilities.

    Prior to the Recapitalization, amounts due to and from Corning resulting from intercompany transactions carried interest at a rate based on the 30-day London Interbank Offered Rate (LIBOR) plus 3/8%.

    Prior to the Recapitalization, sales were made by the Company to certain Corning subsidiaries, which subsequently resold the products to third parties. The Company paid these subsidiaries a sales

                           WKI HOLDING COMPANY, INC.

(6) RELATED PARTY TRANSACTIONS (CONTINUED) commission for sales made on the Company's behalf. In addition, Corning utilized the Company's Canadian operations as a sales office and paid the Company commissions on Corning sales.

    See Note 4 regarding the Company's issuance of $150 million in common stock to the Company's parent, payment of $10.6 million to the Company's parent relating to the parent's sale of a portion of the EKCO businesses that were not originally sold to the Company, and a $71.5 million short-term borrowing from an affiliate of the Company's parent to finance the EKCO acquisition.

    During the third quarter of 2000, the Company negotiated with Borden to provide a $40.0 million temporary credit facility to assist in meeting working capital and liquidity requirements. At December 31, 2000, the Company had $6.1 million drawn on the facility.

    Borden has extended its line of credit to the Company of up to $40.0 million of revolving commitments until the date that is 91 days after the perfection of the collateral under the Amended and Restated Credit Agreement, after which Borden will provide to the Company a $25.0 million revolving credit facility, maturing on March 30, 2004. This credit facility will have substantially the same terms as the Borden Capital Facility dated as of August 25, 2000, and, in addition, will be secured by a security interest on the Company's assets that is second in priority behind the security interests securing the Amended and Restated Credit Agreement (see Note 8).

    On June 29, 2000, the Company entered into a receivables purchase agreement with Borden. Under the agreement, the Company sold $50.5 million and $40.3 million of net receivables in June and September, respectively, to Borden. The Company recognized a loss on the sale of receivables and transaction related fees in the amount of $0.8 million.

    In the fourth quarter of 1999, the Company issued $50 million in 16% cumulative junior preferred stock to Borden. The cumulative junior preferred stock consists of two million shares with each share having a liquidation preference of $25.00. The cumulative junior preferred stock provides for the payment of cash dividends of $1.00 per share per quarter whether or not declared by the Company and if certain financial ratios are satisfied. At December 31, 2000 and 1999, the Company had accrued $10.3 million and $1.5 million, respectively, in preferred stock dividends. The dividends payable is recorded in other long-term liabilities.

    The 1999 interest expense due to Borden related to short-term interim financing of $71.5 million at 9.4%, which was borrowed and repaid in the fourth quarter of 1999. The 1998 interest expense due to Borden and affiliates of the Company's parent related to interim financing of $0.5 million at 9.5%, which was borrowed and repaid during the second quarter of 1998.

    The Company paid Borden a management fee at an annual rate of $1.5 million for the period April 1, 1998 through December 31, 1999. Effective January 1, 2000, the Borden management fee increased to $2.5 million annually. At December 31, 2000 and 1999, $1.7 million and $0.1 million, respectively, were outstanding.

    The Company and/or affiliates of the Company, including entities related to KKR, from time to time have purchased, and may in the future purchase, depending on market conditions, senior subordinated notes previously issued by the Company in the open market or by other means. As of December 31, 2000, affiliates have purchased an aggregate of $39.4 million of senior subordinated notes in open market transactions.

                           WKI HOLDING COMPANY, INC.

(6) RELATED PARTY TRANSACTIONS (CONTINUED)
    The senior subordinated notes were purchased at a discount causing the Company to incur cancellation of indebtedness income, for tax purposes only, of approximately $28.4 million ($10.0 million tax effected). This income was fully offset by current period losses in the Company's income tax expense.

(7) STOCKHOLDERS' (DEFICIT) EQUITY

    2000

    In the third quarter of 2000, 540,000 additional shares of common stock were issued to the Company's management. The $0.01 par common shares were issued at $3.50 resulting in proceeds of $1.9 million. At December 31, 2000, the Company had 67.4 million shares of common stock outstanding.

    The Company sold shares of common stock to certain members of the Company's management in exchange for notes secured by the shares. The outstanding principal balances of these notes amounted to $0.2 million at December 31, 2000 and are recorded as a reduction of stockholders' equity.

    The Company repurchased 280,000 common shares for $0.9 million from prior members of the Company's management upon their termination of employment. The shares were repurchased at rates as defined by the management stock option plan.

    At December 31, 2000, the Company had 3.2 million shares of preferred stock outstanding and had recorded $13.4 million in preferred stock dividends, none of which have been paid. The dividends, which are required to be settled in cash, are accrued in other long-term liabilities, and dividends that will be paid in preferred stock have been accrued in preferred stock.

    1999

    In the fourth quarter of 1999, the Company's Board of Directors approved an increase to the number of common shares authorized from 45 million to 75 million.

    To finance the acquisition of EKCO and GHC the Company issued 42.9 million additional shares of common stock in the fourth quarter of 1999. The $0.01 par common shares were issued at $3.50 to CCPC Acquisition resulting in proceeds of $150 million. At December 31, 1999, the Company had 66.9 million shares of common stock outstanding.

    See Note 6 regarding cumulative junior preferred stock issued to Borden. At December 31, 1999, the Company recorded preferred stock dividends which have been accrued in preferred stock.

    1998

    On March 2, 1998, Corning, WKI, Borden, and CCPC Acquisition entered into a Recapitalization. On March 16, 1998, the WKI Board of Directors approved a 24,000-for-1 common stock split. This increased the common shares outstanding from 1,000 to 24,000,000. In addition, the Board of Directors approved an increase in the number of authorized shares from 1,000 to 45,000,000 and an increase in the par value from $0.00 to $0.01 per share.

    On April 1, 1998, pursuant to the Recapitalization, CCPC Acquisition acquired 22,080,000, or 92%, of the outstanding shares of common stock of the Company from Corning for $110.4 million. Also on

                           WKI HOLDING COMPANY, INC.

(7) STOCKHOLDERS' (DEFICIT) EQUITY (CONTINUED)
April 1, 1998, the Company issued and sold 1,200,000 shares of cumulative junior preferred stock to CCPC Acquisition for $30.0 million. The Company then borrowed $471.6 million and paid a cash dividend to Corning of $472.6 million. Corning retained 1,920,000, or 8%, of the outstanding shares of common stock of the Company. The Company paid an additional $10.2 million dividend to Corning in July 1998 relating to certain provisions of the Recapitalization.

    As a result of the Recapitalization, contributed capital increased by $179.8 million. The net capital contribution consisted of the assumption of certain indebtedness, certain post-retirement medical and life insurance liabilities, certain pension liability obligations, workers' compensation, and product liability obligations by Corning.

    Each share of cumulative junior preferred stock contains a liquidation preference of $25. Accrued and unpaid dividends are recorded in the amount of $0.75 per share per calendar quarter, whether or not declared by the Company. Dividends can be settled in cash or additional shares of cumulative junior preferred stock, or a combination of the two. The Company intends to pay these dividends with additional shares of cumulative junior preferred stock.

    At December 31, 1998, the Company recorded $2.8 million of preferred stock dividends, which will be paid through the issuance of additional preferred stock.

(8) BORROWINGS

    Debt outstanding at December 31, 2000 and 1999 is as follows:

                                              2000                     1999
                                     ----------------------   ----------------------
                                                 DUE WITHIN               DUE WITHIN
                                     LONG-TERM    ONE YEAR    LONG-TERM    ONE YEAR
                                     ---------   ----------   ---------   ----------
                                                     (IN THOUSANDS)
Senior credit facility, term loan
  at an average rate of 9.88% and
  8.96%, $196,000 due 2006, $99,000
  due 2007.........................  $292,000      $3,000     $295,000      $3,000
Senior credit facility, revolving
  line of credit, at an average
  rate of 9.13% and 8.79% due
  2005.............................   264,800          --      164,000          --
Borden temporary credit facility at
  an average rate of 12.5%.........        --       6,100           --          --
9 5/8% Series B Senior Subordinated
  Notes due 2008...................   200,000          --      200,000          --
9 1/4% Senior Series B Subordinates
  Notes due 2006...................     2,877          --        2,962          --
Industrial Revenue Bonds (at an
  average rate of 5.69% and
  5.5%)............................     6,848         571        7,259         541
Other debt.........................         3          64           32         109
                                     --------      ------     --------      ------
Total Debt.........................  $766,528      $9,735     $669,253      $3,650
                                     ========      ======     ========      ======

    The Company's capital requirements arise principally in connection with working capital needs, servicing debt obligations, completing its manufacturing restructuring, financing its recent acquisitions and completing the integration of such acquisitions, as well as funding capital expenditures. To meet these requirements, on April 12, 2001, the Company entered into an amended and restated credit

                           WKI HOLDING COMPANY, INC.

(8) BORROWINGS (CONTINUED)
agreement (Amended and Restated Credit Agreement), which amended and restated the senior credit agreement dated April 9, 1998 (1998 Credit Agreement), and under which the $295.0 million of term loans remain outstanding and the $275.0 million revolving credit facility remains in effect. In the fourth quarter of 2000, the revolving credit facility was fully utilized (including $10.2 million of letters of credit). The Amended and Restated Credit Agreement also provides for the following significant changes from the 1998 Credit
Agreement: a first priority lien on substantially all of the Company's assets and its subsidiaries' assets; a pledge of 100% of the stock of all of the Company's domestic subsidiaries and 65% of the stock of certain foreign subsidiaries; an additional secured revolving credit facility of $25.0 million, maturing on March 30, 2004; amended financial covenants and an additional financial covenant; increased pricing on the credit facilities; and changes in the restrictions affecting indebtedness, investments, acquisitions, dispositions and prepayment of subordinated indebtedness.

    The Company's credit facilities contain numerous financial and operating covenants that limit the discretion of the Company's management with respect to certain business matters. These covenants place significant restrictions on, among other things, the ability of the Company to incur additional indebtedness, pay dividends and other distributions, prepay subordinated indebtedness, enter into sale and leaseback transactions, create liens or other encumbrances, make capital expenditures, make certain investments or acquisitions, engage in certain transactions with affiliates, sell or otherwise dispose of assets and merge or consolidate with other entities and otherwise restrict corporate activities. In addition, the credit facilities also require the Company to meet certain financial ratios and tests, including a minimum EBITDA, a ratio of debt to EBITDA and EBITDA to cash interest expense (where EBITDA represents adjusted cash flow as described more fully in the credit facilities). The credit facilities and the indenture contain customary events of default.

    In the Amended and Restated Credit Agreement, the Company obtained a waiver for the period of noncompliance with the financial covenants, without which the lenders would have been entitled to accelerate the maturity of the loans under the 1998 Credit Agreement.

    During the third quarter of 2000, the Company negotiated with Borden to provide a $40.0 million temporary credit facility to assist in meeting working capital requirements, capital expenditures, interest payments and scheduled principal payments. Amounts outstanding under this agreement bear interest at either (a) a variable rate based on the greatest of the Prime Rate, the Federal Reserve Bank Three-Month CD Rate plus 1% or the Federal Funds Effective Rate plus 0.5% plus (b) 3% or (c) the Eurodollar rate plus 4%. The original maturity date of the agreement was December 31, 2000 and was extended into April 2001. At December 31, 2000, $6.1 was outstanding under this agreement.

    Borden has extended its line of credit to the Company of up to $40.0 million of revolving commitments until the date that is 91 days after the perfection of the collateral under the Amended and Restated Credit Agreement, after which Borden will provide to the Company a $25.0 million revolving credit facility, maturing on March 30, 2004. This credit facility will have substantially the same terms as the Borden Capital Facility dated as of August 25, 2000, and, in addition, will be secured by a security interest on the Company's assets that is second in priority behind the security interests securing the Amended and Restated Credit Agreement.

    On October 25, 1999, the Company borrowed $71.5 million from Borden to assist in the financing of the acquisitions of EKCO and GHC. On November 15, 1999, the Company added a term loan of $100 million to its senior credit facilities. The proceeds of which were used to refinance the indebtedness, including that with Borden, incurred in connection with these acquisitions.

                           WKI HOLDING COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8) BORROWINGS (CONTINUED)

    In connection with the acquisition of EKCO, the Company assumed
$3.4 million in 9 1/4 series B senior notes and $2.1 million in industrial revenue bonds. At December 31, 2000, the balance of the EKCO 9 1/4 series B senior notes and industrial revenue bonds were $2.9 million and $1.8 million, respectively. With the exception of the asset sale covenant, each of the principal covenants in the senior notes relating to the EKCO senior notes are no longer in effect.

    Long-term debt maturing in each of the years subsequent to December 31, 2000 (in thousands) is as follows:

2001........................................................  $  9,735
2002........................................................     3,643
2003........................................................     3,537
2004........................................................     3,150
2005........................................................   271,860
2006--2009..................................................   484,338
                                                              --------
                                                              $776,263
Less: current maturities....................................    (9,735)
                                                              --------
                                                              $766,528
                                                              ========

    Based on quoted market interest rates and quoted market prices currently available to the Company for loans with similar terms and maturities, the fair value of loans payable beyond one year was $407.9 million at December 31, 2000.

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

    The Company is a party to certain non-cancelable lease agreements, which expire at various dates through 2010. Minimum rental commitments outstanding at December 31, 2000 (in thousands) are as follows:

                                                            OPERATING   CAPITAL
                                                             LEASES      LEASES
                                                            ---------   --------
2001......................................................   $21,031     $  493
2002......................................................    15,955      1,672
2003......................................................    11,429         --
2004......................................................     7,627         --
2005......................................................     5,513         --
2006--2010................................................    29,862         --
                                                             -------     ------
Net minimum lease commitments.............................   $91,417     $2,165
                                                             =======     ======

                           WKI HOLDING COMPANY, INC.

(9) COMMITMENTS (CONTINUED)
    Rental expense was $25.1 million, $27.0 million, and $25.0 million for the years ended December 31, 2000, 1999, and 1998, respectively. The liability for capital lease obligations is recorded in other current and other long-term liabilities in the Company's financial statements.

    From time to time, the Company has had claims asserted against it by regulatory agencies or private parties for environmental matters relating to the generation or handling of hazardous substances by the Company or its predecessors, and the Company has incurred obligations for investigations or remedial actions with respect to certain of these matters. The Company does not believe that any such claims asserted or obligations incurred to date will result in a material adverse effect upon the Company's financial position, results of operations or liquidity. The Company has accrued approximately
$2.0 million at December 31, 2000, for probable environmental remediation and restoration liabilities. This is management's best estimate of these liabilities. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such liabilities may exceed current reserves by amounts that may prove insignificant, or by amounts, in the aggregate, of up to approximately $2 million. There can be no assurance that activities at these or any other facilities or future facilities may not result in additional environmental claims being asserted against the Company or additional investigations or remedial actions being required.

    Certain of the Company's facilities have lengthy manufacturing histories and, over such time, have used or generated and disposed of substances, which are or may be considered hazardous. Pursuant to the terms and conditions of the Recapitalization, Corning has agreed to indemnify the Company for certain costs and expenses that may be incurred in the future by the Company arising from pre-Recapitalization environmental events, conditions or matters and as to which notice is provided within specified time periods. Corning has agreed to indemnify the Company for (i) 80% of such costs and expenses up to an aggregate of $20.0 million and (ii) 100% of such costs and expenses in excess of $20.0 million. The indemnification agreement expires on April 1, 2005.

(10) EMPLOYEE RETIREMENT PLANS

    Most U.S. employees of the Company are covered under a non-contributory defined benefit plan. Pension plan benefits are generally based on years of service and/or compensation. The Company's funding policy is to contribute annually an amount determined jointly by management and its consulting actuaries that is not less than the minimum amount required by the Employee Retirement Income Security Act of 1974. Plan assets are comprised principally of publicly traded debt and equity securities.

    The Company participates in Borden's non-qualified Supplemental Pension Plan (Supplemental Plan), pursuant to which it will pay to certain executives, including each of the named executive officers, amounts approximately equal to the difference between the benefits provided for under the WKI pension plan and benefits which would have been provided notwithstanding the limitations on benefits which may be provided under tax-qualified plans, as set forth in the Internal Revenue Code.

    The Company's postretirement benefit plan provides certain medical and life insurance benefits for retired employees. Substantially all U.S. employees of the Company may become eligible for these benefits if they fulfill eligibility requirements as specified by the plan.

                           WKI HOLDING COMPANY, INC.

(10) EMPLOYEE RETIREMENT PLANS (CONTINUED)
    Certain of the Company's employees also participate in a Borden sponsored retirement savings plan. Charges to WKI's operations for matching contributions in 2000, 1999, and 1998 amounted to $3.3 million, $3.0 million and $2.2 million, respectively.

    Relevant data for the Company's pension and postretirement medical benefit plans at September 30, 2000 and 1999, respectively, is as follows:

                                                                        OTHER
                                          PENSION BENEFITS     POSTRETIREMENT BENEFITS
                                         -------------------   -----------------------
                                           2000       1999        2000         1999
                                         --------   --------   ----------   ----------
                                                        (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of
  year.................................  $54,979    $18,431     $ 36,897     $ 31,185
Service cost...........................    5,037      4,562        2,995        1,809
Interest cost..........................    4,229      2,633        2,864        2,148
Plan participants' contributions.......      250        280           86           70
Actuarial (gain) loss..................     (828)       312          957           (9)
Benefits paid..........................   (5,125)    (1,338)        (874)        (712)
Amendments.............................   12,615         --           --           --
Acquisitions...........................       --     28,099           --        2,006
Change in plan year-end................       85         --          (11)          --
Divestitures and settlements...........     (229)        --           78           --
Special termination benefit............       --      2,000           --          400
                                         -------    -------     --------     --------
Benefit obligations at end of year.....  $71,013    $54,979     $ 42,992     $ 36,897
                                         =======    =======     ========     ========
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning
  of year..............................  $58,895    $14,156     $     --     $     --
Actual return on plan assets...........    4,750      2,861           --           --
Employer contributions.................    4,265      3,326          788          642
Plan participants' contributions.......      250        280           86           70
Benefits paid..........................   (5,125)    (1,234)        (874)        (712)
Acquisitions...........................       --     39,506           --           --
Change in plan year-end................    3,548         --           --           --
Divestitures and settlements...........     (396)        --           --           --
                                         -------    -------     --------     --------
Fair value of plan assets at end of
  year.................................  $66,187    $58,895     $     --     $     --
                                         =======    =======     ========     ========
Funded status..........................  $(4,826)   $ 3,916     $$(42,992)   $(36,897)
Unrecognized net actuarial
  (gain)/loss..........................   (4,858)    (9,135)         717         (216)
Unrecognized prior service cost........   12,314         95           --           --
Unrecognized initial net benefit
  asset................................       --       (297)          --           --
                                         -------    -------     --------     --------
Net amount recognized..................  $ 2,630    $(5,421)    $(42,275)    $(37,113)
                                         =======    =======     ========     ========

                           WKI HOLDING COMPANY, INC.

(10) EMPLOYEE RETIREMENT PLANS (CONTINUED)
WEIGHTED AVERAGE ASSUMPTIONS:

                                                                                         OTHER
                                                            PENSION                  POSTRETIREMENT
                                                            BENEFITS                    BENEFITS
                                                     ----------------------      ----------------------
                                                       2000          1999          2000          1999
                                                     --------      --------      --------      --------
Discount rate..................................        7.73%         7.50%        7.70%         7.50%
Expected return on plan assets.................        8.51          8.50          N/A           N/A
Rate of compensation increase..................        4.54          4.25         4.50          4.25

COMPONENTS OF NET PERIODIC BENEFIT COST:

                                                                           OTHER
                                                                      POSTRETIREMENT
                                               PENSION BENEFITS          BENEFITS
                                              -------------------   -------------------
                                                2000       1999       2000       1999
                                              --------   --------   --------   --------
                                                           (IN THOUSANDS)
Service cost................................   $5,037     $4,562     $2,995     $1,809
Interest cost...............................    4,229      2,633      2,864      2,148
Expected return on plan assets..............   (5,278)    (4,513)        --         --
Amortization of unrecognized transition
  obligation................................       --      1,691         --         --
Amortization of prior service cost..........      300         55         --         --
Recognized net actuarial gain...............      (13)        --         --         --
Special termination benefit.................       --      2,000         --        400
                                               ------     ------     ------     ------
Net periodic benefit cost...................   $4,275     $6,428     $5,859     $4,357
                                               ======     ======     ======     ======

    The consolidated balance sheet includes prepaid pension cost for plans in which assets exceed accumulated benefits and accrued benefit costs for plans in which accumulated benefits exceed assets. The funded status of the Company's plans and the amounts of prepaid and accrued pension cost as of September 30, 2000 and 1999 are provided below.

                                           PLANS IN WHICH          PLANS IN WHICH
                                            ASSETS EXCEED       ACCUMULATED BENEFITS
                                        ACCUMULATED BENEFITS        EXCEED ASSETS
                                        ---------------------   ---------------------
                                          2000        1999        2000        1999
                                        ---------   ---------   ---------   ---------
Accumulated benefit obligation........   $ 8,515    $ 22,484    $ 62,498    $ 30,441
Fair value of plan assets.............    (8,804)    (32,812)    (57,383)    (24,029)
                                         -------    --------    --------    --------
(Prepaid) accrued pension cost........   $  (289)   $(10,328)   $  5,115    $  6,412
                                         =======    ========    ========    ========

    The consolidated postretirement benefit obligation attributable to the Company's workforce is determined by application of the terms of health care and life insurance plans, together with relevant actuarial assumptions and health care cost trend rates. The annual rate of medical inflation used to determine the year-end results was assumed to be 7.75% for 2000, decreasing gradually to a net of 5.75% per year at 2005 and remaining at that level thereafter. Assumed health care cost trend rates

                           WKI HOLDING COMPANY, INC.

(10) EMPLOYEE RETIREMENT PLANS (CONTINUED) have a significant effect on the amounts reported for health care plans. A one-percentage point change in the assumed health care cost trend rates would have the following effects:

                                                   ONE-PERCENTAGE   ONE-PERCENTAGE
                                                   POINT INCREASE   POINT DECREASE
                                                   --------------   --------------
                                                           (IN THOUSANDS)
Effect on total service cost and interest cost
  components of postretirement benefit expense...      $1,029          $(1,029)
Effect on postretirement benefit obligation......      $9,157          $(9,157)

(11) STOCK COMPENSATION PLANS

    Certain members of management were granted options to purchase common stock in WKI. Fixed stock options were granted to purchase shares at a $3.50 and a $5.00 exercise price. The options were issued at fair value, vest over five years and expire ten years from the date of the grant. There are 3,661,500 options outstanding at December 31, 2000 and 1,164,000 options available for future grants. Options were granted at April 1, 1998, October 1, 1998 and October 1, 2000. There were 603,200 options exercisable at December 31, 2000. Options were forfeited upon the termination of employment of certain prior members of the Company's management.

    WKI adopted the disclosure-only provisions of SFAS No. 123. Had compensation cost for WKI's stock option plan been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, WKI's net loss applicable to common stock for the year ended December 31, 2000 would not have been significantly effected. WKI's net loss applicable to common stock for 1999 would have been $40.8 million or $1.31 per basic and diluted share.

    The fair values were calculated using the Black-Scholes option-pricing model for purposes of the pro forma disclosure. The risk-free interest rates used in the model range from 4.8% to 5.7%. The expected life of the options is seven years. The volatility used in the model is 23%. WKI common stock is not publicly traded and does not declare dividends on a regular basis.

                                          2000                          1999
                               ---------------------------   --------------------------
                                               WEIGHTED                     WEIGHTED
                                               AVERAGE                      AVERAGE
                                 SHARES     EXERCISE PRICE    SHARES     EXERCISE PRICE
                               ----------   --------------   ---------   --------------
Options outstanding,
  beginning of year..........   2,532,000        $5.00       2,672,000        $5.00
Options granted..............   2,153,500         3.50              --           --
Options forfeited............  (1,024,000)        5.00        (140,000)        5.00
                               ----------        -----       ---------        -----
Options outstanding, end of
  year.......................   3,661,500        $4.12       2,532,000        $5.00
                               ==========        =====       =========        =====

    The following table summarizes information about fixed-price stock options at December 31, 2000:

                          NUMBER      WEIGHTED AVERAGE   WEIGHTED AVERAGE
EXERCISE PRICE          OUTSTANDING    REMAINING LIFE     EXERCISE PRICE
--------------          -----------   ----------------   ----------------
        $5.00            1,508,000    7.23 Years              $5.00
         3.50            2,153,500    9.75 Years               3.50

                           WKI HOLDING COMPANY, INC.

(12) INCOME TAXES

    Prior to April 1, 1998, the Company was included in the consolidated U.S. federal income tax return filed by Corning. The Company and its subsidiaries had a tax sharing arrangement with Corning pursuant to which the Company was required to compute its provision for income taxes on a separate return basis and pay to, or receive from Corning the separate U.S. federal income tax return liability or benefit so computed, if any.

    Subsequent to April 1, 1998, the Company files a consolidated U.S. federal tax return with its parent and certain of its domestic subsidiaries.

                                                    YEAR ENDED DECEMBER 31,
                                                -------------------------------
                                                  2000        1999       1998
                                                ---------   --------   --------
                                                        (IN THOUSANDS)
(LOSS) INCOME BEFORE TAXES ON INCOME:
  U.S. companies..............................  $(101,795)  $(77,545)  $(30,124)
  Foreign companies...........................      3,425      2,445     (2,542)
                                                ---------   --------   --------
    Loss before taxes on income...............  $ (98,370)  $(75,100)  $(32,666)
                                                =========   ========   ========

    The components of income tax expense (benefit) consist of the following items:

                                                        YEAR ENDED DECEMBER 31,
                                                     ------------------------------
                                                       2000       1999       1998
                                                     --------   --------   --------
                                                             (IN THOUSANDS)
CURRENT AND DEFERRED TAX EXPENSE (BENEFIT):
  Current:
    U.S............................................  $    --    $     --     $126
    State and municipal............................       --       1,072       --
    Foreign........................................    2,570       1,092      969
  Deferred:
    U.S............................................   41,732     (37,775)      --
    State and municipal............................    7,154     (11,895)      --
    Foreign........................................       --         252     (148)
                                                     -------    --------     ----
  Net tax expense (benefit)........................  $51,456    $(47,254)    $947
                                                     =======    ========     ====

                           WKI HOLDING COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12) INCOME TAXES (CONTINUED)

    The income tax provision (benefit) at the effective tax rate differs from the income tax provision at the U.S. federal statutory tax rate in effect during the years ended December 31, 2000, 1999, and 1998 for the following reasons:

                                                   2000       1999       1998
                                                 --------   --------   --------
                                                         (IN THOUSANDS)
EFFECTIVE TAX RATE RECONCILIATION:
Taxes at U.S. statutory tax rate of 35%........  $(34,429)  $(26,285)  $(11,433)
Increase (reduction) in income taxes resulting
  from:
  State taxes, net of federal benefit..........    (5,902)    (4,481)        --
  Goodwill.....................................     2,109         --         --
  Disallowed interest expense..................    10,026         --         --
  Non-deductible transactions related
    expenses...................................        --         --      6,464
  Other........................................        --        862        453
  Reserve for current year income tax
    benefit....................................    28,196         --         --
  Taxes on foreign subsidiary and FSC
    earnings...................................     2,570        488        947
  Net change in deferred tax assets due to
    valuation allowance........................    48,886    (17,838)     4,516
                                                 --------   --------   --------
    Income tax expense (benefit)...............  $ 51,456   $(47,254)  $    947
                                                 ========   ========   ========

    For U.S. federal income tax purposes, the Company has elected to treat the Recapitalization as an asset acquisition by making a Section 338(h)(10) election. As a result, there is a difference between the financial reporting and tax basis of the Company's assets. The difference results in future deductible amounts for tax purposes, which creates a deferred tax asset for financial reporting purposes. These assets have been fully reserved as of December 31, 2000.

    Affiliates of the Company purchased a portion of the Company's senior subordinated notes on the open market at a discount. This purchase caused the Company to incur cancellation of indebtedness income of approximately
$28.4 million ($10.0 million tax effected, included in disallowed interest expense) in 2000.

    As discussed in Note 4, for financial reporting purposes, the acquisitions of EKCO and GHC were accounted for using the purchase method of accounting. As a result, there is a difference between the financial reporting and tax basis of the assets acquired in these companies.

                           WKI HOLDING COMPANY, INC.

(12) INCOME TAXES (CONTINUED)
    The tax effects of temporary differences and carry forwards that give rise to the deferred tax assets and liabilities at December 31, 2000 and 1999 are comprised of the following:

                                                             DECEMBER 31,
                                                         --------------------
                                                           2000        1999
                                                         ---------   --------
                                                            (IN THOUSANDS)
Property and equipment and intangible assets...........  $  40,228   $ 44,796
Postretirement, pension and other employee benefits....     16,966     17,756
Loss and tax credit carry forwards.....................     66,153     38,693
Inventory reserves.....................................     21,852      7,731
Other..................................................     30,383     14,249
                                                         ---------   --------
  Gross deferred tax assets............................    175,582    123,225
Deferred tax assets valuation allowance................   (175,582)   (74,339)
                                                         ---------   --------
  Deferred tax assets..................................  $      --   $ 48,886
                                                         =========   ========

    The net change in the total valuation allowance for years ended
December 31, 2000 and 1999 is an increase of $101.2 million and a decrease of $17.8 million, respectively. A valuation allowance is recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. Negative evidence, such as cumulative losses in recent years, suggests that a valuation allowance is needed. Based upon cumulative losses in the current and immediate two proceeding years, the Company determined that a full valuation allowance of $175.6 million was warranted.

    Net operating loss carryforwards of approximately $161.2 million are available to offset domestic taxable income, if any, in future years. These net operating losses begin to expire in 2018. The net operating losses have been fully reserved at December 31, 2000.

    The Company currently provides income taxes on the earnings of foreign subsidiaries and associated companies to the extent they are currently taxable or expected to be remitted. Taxes have not been provided on approximately
$13.5 million of accumulated foreign unremitted earnings, which are expected to remain invested indefinitely. If remitted, the additional tax liability on these earnings would be approximately $0.7 million.

(13) RESTRUCTURING, INTEGRATION AND TRANSACTION RELATED EXPENSES

    2000 AND 1999

    Integration related expenses were $26.6 million and $9.2 million in 2000 and 1999, respectively. The 2000 expenses primarily consist of system implementation costs, employee compensation arrangements and other benefits, consulting services and other integration costs. The 1999 expenses related to the integration of the EKCO and GHC businesses and primarily consist of legal fees, accounting and tax services, employee compensation arrangements and other benefits, facility consolidation and other integration costs.

    In the first quarter of 1999, the Company initiated a plan to restructure its manufacturing and supply organization as part of a program designed to reduce costs through elimination of under-utilized capacity, unprofitable product lines and increased utilization of the remaining facilities. The restructuring includes the discontinuation of the commercial tableware product line and closure of the

                           WKI HOLDING COMPANY, INC.

(13) RESTRUCTURING, INTEGRATION AND TRANSACTION RELATED EXPENSES (CONTINUED) related portion of the Company's manufacturing facility in Charleroi, Pennsylvania. In order to optimize the utilization of the Charleroi facility, the Company has moved Corelle-Registered Trademark- cup production to its Martinsburg, West Virginia facility and third party suppliers. In addition, the Company terminated its supply contract with Corning's Greenville, Ohio facility and Pyrex-Registered Trademark- production was consolidated at the Charleroi facility. Additionally, the Company has discontinued manufacturing and distributing rangetop cookware at its facility in Clinton, Illinois. Future supply of rangetop cookware will be sourced from third party manufacturers.

    In 1999, the Company recorded a net charge of $69.0 million to cover the cost of this reorganization. The majority of the charge related to asset disposals, however, cash charges are expected to approximate $18.0 million over the life of the plan. In the fourth quarter of 1999, the Company reversed
$7.2 million of its original $76.2 million restructuring charge taken in the first quarter of 1999. The reversal results from an increase in the anticipated proceeds from the idle equipment, land and buildings and lower than expected exit costs associated with the shutdown of the facility.

    The cash and non-cash elements of the restructuring charge approximate
$18.2 million and $50.8 million, respectively. Details of restructuring activity (in thousands) are as follows:

                                   1999          1999       1999      BALANCE AT      2000      BALANCE AT
                               RESTRUCTURING   NON-CASH     CASH     DECEMBER 31,     CASH     DECEMBER 31,
                                  CHARGE       ACTIVITY   ACTIVITY       1999       ACTIVITY       2000
                               -------------   --------   --------   ------------   --------   ------------
Disposal of assets...........     $51,400      $51,400    $    --       $   --       $   --       $   --
Employee severance &
  termination................      14,658        2,400      7,758        4,500        3,407        1,093
Other exit costs.............       2,926           --      2,426          500          500           --
                                  -------      -------    -------       ------       ------       ------
                                  $68,984      $53,800    $10,184       $5,000       $3,907       $1,093
                                  =======      =======    =======       ======       ======       ======

    The tangible assets of the Clinton, Illinois facility and the commercial tableware product line have been adjusted to net realizable value. All intangible asset carrying values associated with the Clinton facility and the commercial tableware product line have been written off. The tangible and intangible assets written off totaled $36.1 million and $12.3 million, respectively. Management judgment is involved in estimating the net realizable value; accordingly, actual results could vary significantly from such estimates. As part of the restructuring initiative, approximately 600 employees had their employment terminated. The termination resulted in a pension and postretirement benefit charge of $2.4 million. The remaining $1.1 million is included in other current liabilities.

    1998

    As a result of an effort to reduce manufacturing, assembly and distribution costs, WKI recorded a restructuring charge of $4.8 million in 1998 related to the consolidation and rationalization of Asian operations and the consolidation of Canadian and U.S. distribution facilities. The restructuring plan was complete and all costs were incurred by December 31, 1999. Transaction related expenses of $28.9 million primarily consist of cash and non-cash compensation, financing costs and other expenses associated with the Recapitalization. The charge included $17.4 million of compensation payments reimbursed by Corning related to arrangements entered into by Corning with certain Corning

                           WKI HOLDING COMPANY, INC.

(13) RESTRUCTURING, INTEGRATION AND TRANSACTION RELATED EXPENSES (CONTINUED) employees who accepted employment with WKI. The remaining transaction related expenses consisted of costs incurred in 1998 for fees and services related to the Recapitalization and the related financings.

(14) SEGMENT INFORMATION

    The Company manages its business on the basis of one reportable segment--the worldwide manufacturing and marketing of consumer housewares. The Company believes its operating segments have similar economic characteristics and meet the aggregation criteria of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company markets its products chiefly in the United States but also has significant business in international markets such as Canada, Asia, Australia, the United Kingdom and Latin America. The Company is exposed to the risk of changes in social, political, and economic conditions inherent in foreign operations and the value of its foreign assets are affected by fluctuations in foreign currency exchange rates. Net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold. In 2000, 1999, and 1998, one customer, Wal-Mart Stores, Inc., accounted for approximately 15%, 16%, and 15%, respectively, of the Company's gross sales. Accounts receivable from Wal-Mart Stores, Inc. was approximately $20 million and $25 million at December 31, 2000 and 1999, respectively.

    The following information is presented in accordance with SFAS No. 131.

    GEOGRAPHIC AREAS:

                                                   YEAR ENDED DECEMBER 31,
                                                ------------------------------
                                                  2000       1999       1998
                                                --------   --------   --------
                                                        (IN THOUSANDS)
NET SALES:
  United States...............................  $665,597   $511,961   $449,541
  Canada......................................    62,879     40,460     32,433
                                                --------   --------   --------
    North America.............................   728,476    552,421    481,974
  Other International.........................    99,105     81,113     61,467
                                                --------   --------   --------
    Total.....................................  $827,581   $633,534   $543,441
                                                ========   ========   ========

                                                            2000       1999
                                                          --------   --------
LONG-LIVED ASSETS:(1)
  United States.........................................  $543,272   $549,830
  Canada................................................     4,292      5,941
                                                          --------   --------
    North America.......................................   547,564    555,771
  Other International...................................     4,104      5,502
                                                          --------   --------
    Total...............................................  $551,668   $561,273
                                                          ========   ========

                           WKI HOLDING COMPANY, INC.

(14) SEGMENT INFORMATION (CONTINUED)
    CLASSES OF SIMILAR PRODUCTS:

                                                   YEAR ENDED DECEMBER 31,
                                                ------------------------------
                                                  2000     1999(5)      1998
                                                --------   --------   --------
                                                        (IN THOUSANDS)
NET SALES:(2)
  Bakeware....................................  $286,278   $234,889   $202,649
  Dinnerware..................................   174,692    178,598    182,938
  Rangetop Cookware...........................   102,380     99,349    103,231
  Kitchen/Household Tools.....................   138,666     36,013         --
  Cleaning Products(3)........................    13,834      6,674         --
  Cutlery.....................................    32,678     10,091         --
  Precision Cutting Tools.....................    21,202      3,684         --
  Other(4)....................................    57,851     64,236     54,623
                                                --------   --------   --------
    Total.....................................  $827,581   $633,534   $543,441
                                                ========   ========   ========

------------------------

(1) Includes property and equipment, goodwill, trademarks, patents and other assets.

(2) Certain 1999 and 1998 amounts have been reclassified to conform with 2000 presentation. In addition, net sales have been reclassified to exclude shipping and handling costs in accordance with newly issued accounting standards. The impact of this change increased net sales by $22.1 million, $16.0 million and $14.0 million for the years ended December 2000, 1999 and 1998 respectively. (See Note 2)

(3) Product line was exited in 2000.

(4) "Other" sales include selected kitchen accessories manufactured by third parties, which are principally sold through Company-operated factory stores.

(5) Reflects net sales for EKCO and GHC from September 13, 1999 and October 21, 1999, respectively.

(15) SUBSEQUENT EVENTS

    On January 18, 2001, the Company announced Steven G. Lamb as its new President and Chief Executive Officer. Mr. Lamb's strong customer focus and operating results orientation, coupled with his experience in acquisition integration, supply chain optimization, operational restructurings and continuous improvement led to the management change.

    On March 28, 2001, the WKI Board of Directors approved a plan to restructure several aspects of the Company's manufacturing and distribution operations, a measure that will result in a restructuring charge of approximately $35 million in 2001, approximately $16 million of such charge will be for cash items over the life of the plan. It is also likely that additional restructuring actions and charges will be taken in 2001 as the Company completes its transformation.

    The current restructuring program includes three major components: (i) exit from manufacturing at the Martinsburg, West Virginia facility for the CorningWare-Registered Trademark- and Visions-Registered Trademark- product lines and secure alternative sources of production by the end of the first quarter 2002, (ii) consolidation of distribution operations at Waynesboro, Virginia into World Kitchen's existing distribution centers at Monee, Illinois and Greencastle, Pennsylvania by the end of the first quarter of 2002 and
(iii) significant restructuring of metal bakeware manufacturing at Massillon, Ohio.

    On April 12, 2001, the Company entered into an Amended and Restated Credit Agreement (see Note 8).

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of WKI Holding Company, Inc.

    We have audited the accompanying consolidated balance sheets of WKI Holding Company, Inc. and Subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in Item 14. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Buffalo, New York
April 13, 2001

                                    PART III

ITEM 16--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

    The following table sets forth information regarding the executive officers and directors of the Company.

NAME                                          AGE      POSITION
----                                        --------   --------
Steven G. Lamb............................             Director, President & Chief Executive
                                               44      Officer

C. Robert Kidder..........................     56      Director and Chairman of the Board

Brian F. Carroll..........................     29      Director

William H. Carter.........................     47      Director

Nancy A. Reardon..........................     47      Director

William F. Stoll, Jr. ....................     51      Director

Kevin M. Kelley...........................     43      Director

Michael M. Calbert........................     38      Director

    Steven Lamb was elected Director, President and Chief Executive Officer of the Company effective January 18, 2001. Prior to that he was President and Chief Operating Officer of CNH Global N.V., created in November 1999 from the merger of Case Corporation and New Holland N.V. Mr. Lamb held the same title with Case from October 1997. Prior to that he had been Executive Vice President and Chief Operating Officer of Case from 1995.

    C. Robert Kidder was elected a Director and Chairman of the Board of World Kitchen, Inc. on April 1, 1998. He was elected a Director, Chairman of the Board and Chief Executive Officer of Borden, Inc. on January 10, 1995, and continues in those positions. He is also a director of Electronic Data Systems Corporation and Morgan Stanley Dean Witter & Co.

    Brian F. Carroll was elected a Director of the Company in April 2000. He has been an Executive of Kohlberg Kravis Roberts & Co. since July 1999. From September 1997 to June 1999 he attended the Stanford University Graduate School of Business. From March 1995 to August 1997 he was an Executive of Kohlberg Kravis Roberts & Co. Prior thereto, he was an investment banker with Donaldson, Lufkin & Jenrette Securities Corporation. He is also a Director of Spalding Holdings Corporation and Evenflo Company, Inc.

    William H. Carter has been a Director of the Company since April 1, 1998. He was elected Executive Vice President and Chief Financial Officer of
Borden, Inc. effective April 3, 1995. Prior to that, since 1987, he was a partner in Price Waterhouse LLP.

    Nancy A. Reardon has been a Director of the Company since April 1, 1998. She was elected Senior Vice President, Human Resources and Corporate Affairs, of Borden, Inc. effective March 3, 1997 and promoted to Executive Vice President in December 2000. Previously she was Senior Vice President--Human Resources and Communications for Duracell International, Inc. from 1991 through
February 1997.

    William F. Stoll, Jr. has been a Director of the Company since April 1, 1998. He was elected Senior Vice President and General Counsel of Borden, Inc. effective July 1, 1996 and promoted to Executive Vice President in
December 2000. Prior to joining Borden at that time, he was a Vice

President of Westinghouse Electric Corporation since 1993, and served as its Deputy General Counsel from 1988 to 1996.

    Kevin M. Kelley has been a Director of the Company since April 30, 1999. He has served as Executive Vice President, Corporate Strategy and Development of Borden, Inc. since April 5, 1999. Prior to that, since April 1996, he was Managing Director of Ripplewood Holding, LLC. From January 1995 to April 1996, he was a Managing Director with Onex Investment Corporation.

    Michael M. Calbert became a Director of the Company on August 24, 2000 and joined Kohlberg Kravis Roberts & Co. in 2000. Prior to joining Kohlberg Kravis Roberts & Co., he was Senior Vice President and Chief Financial Officer of Randall's Food Markets, Inc., a portfolio company purchased by Kohlberg Kravis Roberts & Co. in June 1997 and sold to Safeway Inc., in September 1999. He began his career with Randall's as a Senior Vice President, Corporate Development, where he was responsible for various initiatives including the integration of a major acquisition, implementation of a distribution network and the design and implementation of a comprehensive performance management system. From 1985 to 1994, he was a management consultant with Arthur Andersen Worldwide where he was involved in various strategic, systems and process design projects for a broad range of industries.

ITEM 17--EXECUTIVE COMPENSATION

    The following tables and charts set forth information with respect to benefits made available, and compensation paid or accrued, by the Company during the years ended December 31, 2000, 1999 and 1998 for services by each of the chief executive officer, the four other most highly compensated executive officers whose total salary and bonus exceeded $100,000, and two other executives that would have made the list had they been employed by the Company at December 31, 2000.

                                                    ANNUAL COMPENSATION                         LONG-TERM COMPENSATION
                               -------------------------------------------------------------   -------------------------
                                                                      OTHER                      AWARDS       PAYOUTS
                                                                      ANNUAL                   ----------   ------------
                                                                    PERQUISITE    RESTRICTED                    ALL
                                                                    ALLOWANCES      STOCK      SECURITIES      OTHER
NAME AND                                                           COMPENSATION     AWARDS     UNDERLYING   COMPENSATION
PRINCIPAL POSITION               YEAR     SALARY ($)   BONUS ($)       ($)           ($)        OPTIONS         ($)
------------------             --------   ----------   ---------   ------------   ----------   ----------   ------------
NATHANIEL C. STODDARD (1)....    2000       437,500    1,570,632      120,000                   171,429        94,864
  President                      1999                                                   N/A         N/A           N/A
  Chief Executive Officer        1998                                     N/A           N/A         N/A           N/A

ALEX LEE (2).................    2000       300,000      250,000           --            --     100,000        25,599
  Vice President                 1999       180,000      379,940           --            --          --            --
  General Manager OXO            1998       150,000       43,938           --            --      36,000            --

DENNIS G. BROWN..............    2000       191,289      159,913       23,597            --      40,000         1,403
  Sr. Vice President             1999           N/A          N/A          N/A           N/A         N/A           N/A
  Sales & Marketing              1998           N/A          N/A          N/A           N/A         N/A           N/A

CRAIG A. SALINE..............    2000       150,000      172,564       25,000            --      85,714        36,000
  Vice President                 1999           N/A          N/A          N/A           N/A         N/A           N/A
  Human Resources                1998           N/A          N/A          N/A           N/A         N/A           N/A

RAYMOND J. KULLA (2).........    2000       225,000       28,125       25,000            --      85,714         7,058
  Vice President                 1999       187,000      313,825           --       498,250          --       350,478
  Secretary & General Counsel    1998       173,000        4,844           --            --      41,000            --

ANTHONY P. DEASEY (3)........    2000       228,365      642,483       24,453            --      80,000           547
  Sr. Vice President             1999       250,000       66,172       25,000            --      80,000         4,447
  Chief Financial Officer        1998       135,692      100,793       14,583            --      80,000         1,250

DENNIS E. SCHNEIDER (1)......    2000       206,462      455,089       24,791            --      57,143        76,792
  Sr. Vice President             1999           N/A          N/A          N/A           N/A         N/A           N/A
  Supply Chain Mgmt. &           1998           N/A          N/A          N/A           N/A         N/A           N/A
  Operations

------------------------

(1) Nathaniel C. Stoddard and Dennis E. Schneider resigned in the first quarter of 2001. The 2000 bonus includes amounts from the exit agreement.

(2) Information relating to 1999 and 1998 includes compensation earned while employed by the General Housewares Corporation, which was acquired by the Company in the fourth quarter of 1999.

(3) Anthony P. Deasey resigned during the fourth quarter of 2000. The 2000 bonus includes amounts from the exit agreement.

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

                    OPTION/SAR GRANTS IN LAST FISCAL YEAR(1)

                                                                                            POTENTIAL REALIZABLE
                                                                                              VALUE AT ASSUMED
                                                                                            RATES OF STOCK PRICE
                                                                                              APPRECIATION FOR
                                                        INDIVIDUAL GRANTS                      OPTION TERM(2)
                                        -------------------------------------------------   ---------------------
                                        NUMBER OF     % OF TOTAL
                                        SECURITIES     OPTIONS
                                        UNDERLYING    GRANTED TO
                                         OPTIONS     EMPLOYEES IN   EXERCISE   EXPIRATION    GAIN AT     GAIN AT
NAME                                     GRANTED     FISCAL YEAR     PRICE        DATE         5%          10%
----                                    ----------   ------------   --------   ----------   ---------   ---------
Dennis G. Brown......................     40,000          5.6%       $3.50      09/01/10     $88,045    $223,124
Raymond J. Kulla.....................     85,714         11.9%        3.50      09/01/10     188,668     478,121
Alex Lee.............................    100,000         13.9%        3.50      09/01/10     220,113     557,810
Craig A. Saline......................     85,714         11.9%        3.50      09/01/10     188,668     487,121
Dennis E. Schneider..................     57,143          8.0%        3.50      09/01/10     125,779     318,749
Nathaniel C. Stoddard................    171,429         23.9%        3.50      09/01/10     377,338     956,248

------------------------
(1) No SARs were granted in 2000 to any of the named executive officers.

(2) The dollar amounts set forth under these columns are the result of calculations at 5% and at 10% rates established by the Securities and Exchange Commission and therefore are not intended to forecast future appreciation of WKI's stock price. The Company did not use any alternative formula for grant date valuation as it is unaware of any formula, which would determine with reasonable accuracy a present value based upon future unknown factors.

            AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                      FISCAL YEAR-END OPTION/SAR VALUES(1)

                                                             NUMBER OF SECURITIES
                                                            UNDERLYING UNEXERCISED                   VALUE OF
                                                            OPTIONS AT FISCAL YEAR             IN-THE-MONEY OPTIONS
                               SHARES                                 END                       AT FISCAL YEAR END
                              ACQUIRED        VALUE       ---------------------------   -----------------------------------
NAME                         ON EXERCISE   REALIZED ($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE ($)   UNEXERCISABLE ($)
----                         -----------   ------------   -----------   -------------   ---------------   -----------------
Dennis G. Brown............       --              --             --         40,000             --                 --
Raymond J. Kulla...........       --              --             --         85,714             --                 --
Alex Lee...................       --              --             --        100,000             --                 --
Craig A. Saline............       --              --             --         85,714             --                 --
Dennis E. Schneider........       --              --             --         57,143             --                 --
Nathaniel Stoddard.........       --              --             --        171,429             --                 --
Anthony P. Deasey..........       --              --         24,000         56,000             --                 --

------------------------
(1) There are no SARs outstanding.

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

    Borden, Inc. maintains a non-qualified Supplemental Pension Plan (the "Supplemental Plan"), pursuant to which it will pay to certain executives, including each of the named executive officers, amounts approximately equal to the difference between the benefits provided for under the WKI Pension Plan and benefits which would have been provided there under but for limitations on benefits which may be provided under tax-qualified plans, as set forth in the Internal Revenue Code.

    The estimated annual benefits under the Pension Plan and the Supplemental Plan upon retirement at normal age for each of the executive officers of the Company named in the Summary Compensation Table are:

                                                        YEAR OF
                                                    CREDITED SERVICE   TOTAL BENEFIT
                                                    ----------------   -------------
Dennis G. Brown...................................         .75            $ 93,938
Raymond J. Kulla..................................        5.23             110,405
Alex Lee..........................................        6.33             153,337
Craig A. Saline...................................         .67              55,826

COMPENSATION OF MEMBERS OF BOARD

    Members of the Board will receive no cash compensation for their service on the Board or its committees. Members of the Board will receive reimbursement for traveling costs and other out-of-pocket expenses incurred in attending Board and committee meetings.

ITEM 18--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth information with respect to the beneficial ownership of the Company's Common Stock as of December 31, 2000 by each person who is known by the Company to beneficially own more than 5% of the Company's Common Stock and each of the Company's directors.

                                                                    PERCENTAGE OF
                                                    BENEFICIAL         COMMON
                                                   OWNERSHIP OF         STOCK
NAME AND ADDRESS OF BENEFICIAL OWNER              COMMON STOCK(1)    OUTSTANDING
------------------------------------              ---------------   -------------
KKR Associates, L.P.(2).........................    64,467,143          95.7%
  c/o Kohlberg Kravis Roberts & Co., L.P.
  9 West 57th Street
  New York, New York 10019

------------------------

(1) The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the Commission governing the determination of beneficial ownership of securities. Under the rules of the Commission, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of such security, or "investment power," which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of securities as to which such person has an economic interest. The percentage of class outstanding is based on 67,397,028 shares of common stock outstanding at December 31, 2000.

(2) Shares of common stock shown as owned by KKR Associates, L.P. (KKR Associates) are owned of record by CCPC Acquisition Corp. (CCPC Acquisition). KKR Associates is the sole general partner of Whitehall Associates, L.P., which is the managing member of BW Holdings, LLC. BW Holdings, LLC owns 100% of the outstanding capital stock of CCPC Acquisition. Messrs. Todd Fisher, Edward A. Gilhuly, Perry Golkin, James H. Greene, Jr., Johannes Huth, Henry R. Kravis, Robert I. MacDonnell, Michael
    W. Michelson, Alexander Navab, Paul E. Raether, Neil Richardson, George R. Roberts, Scott M. Stuart and Michael T. Tokarz as general partners of KKR Associates, may be deemed to share beneficial ownership of any shares beneficially owned by KKR Associates, but disclaim any such beneficial ownership.

ITEM 19--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

    TECHNOLOGY SUPPORT AND SHARED FACILITY AGREEMENT. The Company obtains certain manufacturing technology, engineering and research and development services from Corning. The Company and Corning entered into a technology support agreement pursuant to which Corning will continue to make these manufacturing and technology services available to the Company. In addition, the technology support agreement will provide for Corning and the Company to conduct an annual technology review, for each other's benefit, relating to patents and technical know-how in the field of the Company's products. The manufacturing technology and engineering services to be provided by Corning are made available to the Company at agreed upon rates that approximate market.

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

    As of January 19, 2001, Corning notified the Company that it considered the Company in default of the Shared Facility and Technology Support Agreement referenced above. The Company and Corning are currently negotiating to seek resolution of these disputes. Regardless of the outcome of these negotiations, the Company does not believe that they will have a material adverse impact on the Company as a whole.

    ADMINISTRATIVE SERVICES AGREEMENT. In order to enable the Company to continue its sales operations in Australia, Brazil, Mexico, China, Hong Kong, India, Japan, Korea, Singapore and Taiwan, Corning or its affiliates will provide certain administrative and distribution services and subleases space to the Company.

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

    The Company and/or affiliates of the Company, including entities related to KKR, from time to time have purchased, and may in the future purchase, depending on market conditions, senior subordinated notes previously issued by the Company in the open market or by other means. As of December 31, 2000, affiliates have purchased an aggregate of $39.4 million of senior subordinated notes in open market transactions.

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

                                    PART IV

ITEM 20--EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

14(A) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

    1.  Financial Statements

        All financial statements of the registrant are set forth under Item 8, Financial Statements and Supplementary Data of this Report on Form 10-K.

    2.  Schedule II Valuation accounts and reserves.

14(B) REPORTS ON FORM 8-K

        On November 14, 2000, the registrant filed a report on Form 8-K under "Item 5--Other Events" to announce its quarterly conference call to bond holders and review its third quarter results.

        On January 19, 2001, the registrant filed a report on Form 8-K under "Item 5--Other Events" to announce that its affiliate, Borden, Inc., has agreed to extend, to February 28, 2001, the maturity of Borden's
        $40 million line of credit to the Company, and to announce that a new President and Chief Executive Officer has been named.

        On March 7, 2001, the registrant filed a report on Form 8-K under "Item 5--Other Events" to announce that its affiliate, Borden, Inc. has agreed to extend, to March 30, 2001, the maturity of Borden's $40 million line of credit to the Company.

        On April 3, 2001, the registrant filed a report on Form 8-K under "Item 5--Other Events" to announce that the Company has filed Form 12b-25, Notification of Late Filing of Form 10-K Annual Report, and that it has issued a press release to announce a restructuring program, preliminary 2000 operating results and a credit agreement update.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WKI HOLDING COMPANY, INC.

By:                   /s/ STEVEN G. LAMB
            ---------------------------------------         President and Chief Executive    April 13, 2001
                       (Steven G. Lamb)                       Officer, Director

By                   /s/ WILLIAM H. CARTER
            ---------------------------------------         Chief Financial Officer,         April 13, 2001
                      (William H. Carter)                     Director

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                        SIGNATURE                                      CAPACITY                   DATE
                        ---------                                      --------                   ----
By                   /s/ C. ROBERT KIDDER
            ---------------------------------------         Director and Chairman of the     April 13, 2001
                      (C. Robert Kidder)                      Board

By                  /s/ MICHAEL M. CALBERT
            ---------------------------------------         Director                         April 13, 2001
                     (Michael M. Calbert)

By                   /s/ BRIAN F. CARROLL
            ---------------------------------------         Director                         April 13, 2001
                      (Brian F. Carroll)

By                   /s/ NANCY A. REARDON
            ---------------------------------------         Director                         April 13, 2001
                      (Nancy A. Reardon)

By                 /s/ WILLIAM F. STOLL, JR.
            ---------------------------------------         Director                         April 13, 2001
                    (William F. Stoll, Jr.)

By                    /s/ KEVIN M. KELLEY
            ---------------------------------------         Director                         April 13, 2001
                       (Kevin M. Kelley)

                                                                     SCHEDULE II

                           WKI HOLDING COMPANY, INC.
                        VALUATION ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                                                      BALANCE AT                            BALANCE AT
YEAR ENDED DECEMBER 31, 2000                           12/31/99    ADDITIONS   DEDUCTIONS    12/31/00
----------------------------                          ----------   ---------   ----------   ----------
Doubtful accounts and allowances....................    $17,657    $ 50,691     $(42,781)    $ 25,567
Deferred tax assets valuation allowance.............     74,339     103,754           --      178,093
Accumulated amortization of goodwill and other
  intangibles.......................................     12,124      16,302       (4,773)      23,653
Accumulated amortization of software................     12,755       6,227       (1,199)      17,783

                                                      BALANCE AT                            BALANCE AT
YEAR ENDED DECEMBER 31, 1999                           12/31/98    ADDITIONS   DEDUCTIONS    12/31/99
----------------------------                          ----------   ---------   ----------   ----------
Doubtful accounts and allowances....................    $11,172    $ 17,352     $(10,867)    $ 17,657
Deferred tax assets valuation allowance.............     92,177          --      (17,838)      74,339
Accumulated amortization of goodwill and other
  intangibles.......................................     10,658       3,219       (1,753)      12,124
Accumulated amortization of software................     13,311       2,333       (2,889)      12,755

                                                      BALANCE AT                            BALANCE AT
YEAR ENDED DECEMBER 31, 1998                           12/31/97    ADDITIONS   DEDUCTIONS    12/31/98
----------------------------                          ----------   ---------   ----------   ----------
Doubtful accounts and allowances....................    $ 7,304    $ 17,950     $(14,082)    $ 11,172
Deferred tax assets valuation allowance.............     13,432      92,177      (13,432)      92,177
Accumulated amortization of goodwill and other
  intangibles.......................................      8,625       2,033           --       10,658
Accumulated amortization of software................     10,771       2,856         (316)      13,311

    Certain 1999 amounts have been restated to conform with 2000 presentation.

21(C)  EXHIBITS FILED AS PART OF THIS REPORT

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

         *3.4           Amended and Restated Certificate of Incorporation of CCPC
                        Holding Company, Inc., dated November 1, 1999 which appears as Exhibit 3 to the Quarterly Report on Form 10-Q dated
                        November 10, 1999, is incorporated herein by reference in
                        this Annual Report on Form 10-K.

       EXHIBIT
         NO.            DESCRIPTION OF EXHIBIT
---------------------   ------------------------------------------------------------
         *3.5           Certificate of Amendment of the Restated Certificate of
                        Incorporation of CCPC Holding Company, Inc. dated July 31,
                        2000, which appears as Exhibit 3.1 to the Quarterly Report on Form 10-Q, dated November 15, 2000, is incorporated
                        herein by reference in this Annual Report, on Form 10-K.

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

       EXHIBIT
         NO.            DESCRIPTION OF EXHIBIT
---------------------   ------------------------------------------------------------
        *10.9           Receivables Purchase Agreement dated June 29, 2000 between the Company and Borden, Inc., which appears as Exhibit 10.1 to the Quarterly Report on Form 10-Q, dated November 15,
                        2000, is incorporated herein by reference in this Annual
                        Report, on Form 10-K.

        *10.10 Credit Agreement dated August 25, 2000 between the Company and Borden, Inc. which appears as Exhibit 10.2 to the Quarterly Report on Form 10-Q, dated November 15, 2000, is incorporated herein by reference in this Annual Report, on Form 10-K.

        *10.11          Credit Agreement as amended and restated as of November 15,
                        1999 among the Company, the lending institutions from time to time parties thereto, and the Chase Manhattan Bank, as
                        administrative agent, which appears as Exhibit 10.3 to the
                        Quarterly Report on Form 10-Q, dated November 15, 2000, is incorporated herein by reference in this Annual Report, on
                        Form 10-K.

        *10.12          Pay Agreement and Release dated January 27, 2000 between the
                        Company and Peter F. Campanella with appears as Exhibit 10.4 to the Quarterly Report on Form 10-Q, dated November 15,
                        2000, is incorporated herein by reference in this Annual
                        Report, on Form 10-K.

       **10.13 Pay Agreement and Releases dated January 19, 2001 between the Company and Nathaniel A. Stoddard.

       **10.14          Amended and Restated 1998 Stock Purchase and Option Plan for
                        Key Employees dated August 10, 2000.

        *10.15          Credit Agreement as amended and restated as of February 28,
                        2001 between the Company and Borden, Inc. which appears as
                        Exhibit 4.1 to the Report on Form 8-K dated March 7, 2001, is incorporated herein by reference in this Annual Report, on Form 10-K.

       **10.16 Credit Agreement as amended and restated as of April 12, 2001 between the Company and Borden, Inc.

       **10.17          Amended and restated Credit Agreement, dated April 12, 2001, by and among the Company, the several lenders party thereto.
                        The Chase Manhattan Bank as Administration Agent, Citibank
                        N.A. as Syndication Agent, and Bankers Trust Company as
                        Documentation Agent with Chase Securities Inc. as Arranger.

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

------------------------

*   Previously filed and incorporated by reference

**  Filed herewith