Form 10-Q
period 2001-04-01
WKI HOLDING CO INC
filed 2001-05-16
CIK 1063574

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

                  FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2001

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

    67,825,599 shares of WKI Holding Company, Inc.'s, $0.01 Par Value, were outstanding as of May 16, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1--FINANCIAL STATEMENTS

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                           WKI HOLDING COMPANY, INC.
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                               FOR THE 91      FOR THE 93
                                                               DAYS ENDED      DAYS ENDED
                                                              APRIL 1, 2001   APRIL 2, 2000
                                                              -------------   -------------
Net sales...................................................   $   170,797     $   187,857

Cost of sales...............................................       122,234         127,305
Selling, general and administrative expenses................        49,272          52,437
Restructuring and rationalization expenses..................        22,131              --
Integration related expenses................................            --           4,624
Other expense...............................................         2,762           2,839
                                                               -----------     -----------

Operating (loss) income.....................................       (25,602)            652
Interest expense............................................        18,600          16,878
                                                               -----------     -----------

Loss before taxes on income.................................       (44,202)        (16,226)
Income tax expense (benefit)................................           689          (6,049)
                                                               -----------     -----------

Loss before minority interest...............................       (44,891)        (10,177)
Minority interest in income of subsidiary...................           (38)            (43)
                                                               -----------     -----------

Net loss....................................................       (44,929)        (10,220)
                                                               -----------     -----------

Preferred stock dividends...................................        (3,657)         (3,168)
                                                               -----------     -----------

NET LOSS APPLICABLE TO COMMON STOCK.........................   $   (48,586)    $   (13,388)
                                                               ===========     ===========
BASIC AND DILUTED LOSS PER COMMON SHARE.....................   $     (0.72)    $     (0.20)
                                                               ===========     ===========
Weighted average number of common shares outstanding during
  the period................................................    67,217,599      66,857,143

        The accompanying notes are an integral part of these statements.

                          CONSOLIDATED BALANCE SHEETS

                           WKI HOLDING COMPANY, INC.

                                 (IN THOUSANDS)

                                     ASSETS

                                                               APRIL 1,
                                                                 2001        DECEMBER 31,
                                                              (UNAUDITED)        2000
                                                              -----------   --------------
CURRENT ASSETS
  Cash and cash equivalents.................................   $   5,358      $   7,913
  Accounts receivable, (net of allowances of $24,661 in 2001
    and $25,567 in 2000)....................................     123,529        146,040
  Inventories:
    Finished and in-process goods...........................     196,232        188,011
    Raw materials and supplies..............................      20,337         18,571
  Other current assets......................................      17,349         17,017
                                                               ---------      ---------
    Total current assets....................................     362,805        377,552
                                                               ---------      ---------
OTHER ASSETS
  Other assets (net of accumulated amortization of $26,156
    in 2001 and $23,399 in 2000)............................      58,686         55,706
                                                               ---------      ---------
                                                                  58,686         55,706
                                                               ---------      ---------
PROPERTY AND EQUIPMENT
  Land......................................................       4,069          4,076
  Buildings.................................................      89,700         89,789
  Machinery and equipment...................................     289,427        305,576
                                                               ---------      ---------
                                                                 383,196        399,441
  Less accumulated depreciation.............................    (263,141)      (257,985)
                                                               ---------      ---------
                                                                 120,055        141,456
                                                               ---------      ---------
INTANGIBLES
  Trademarks and patents (net of accumulated amortization of
    $11,367 in 2001 and $9,852 in 2000).....................     147,193        148,708
  Goodwill (net of accumulated amortization of $15,749 in
    2001 and $14,373 in 2000)...............................     204,422        205,798
                                                               ---------      ---------
                                                                 351,615        354,506
                                                               ---------      ---------
      TOTAL ASSETS..........................................   $ 893,161      $ 929,220
                                                               =========      =========

        The accompanying notes are an integral part of these statements.

                          CONSOLIDATED BALANCE SHEETS

                           WKI HOLDING COMPANY, INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                               APRIL 1,
                                                                 2001       DECEMBER 31,
                                                              (UNAUDITED)       2000
                                                              -----------   ------------
CURRENT LIABILITIES

  Accounts payable..........................................   $  50,040      $  62,418

  Note payable to Borden....................................      21,700          6,100

  Debt payable within one year..............................       3,503          3,635

  Reserve for restructuring and rationalization.............       3,900             --

  Other current liabilities.................................     102,650        104,085
                                                               ---------      ---------

                                                                 181,793        176,238
                                                               ---------      ---------

OTHER LIABILITIES

  Long-term debt............................................     766,308        766,528

  Non-pension post-employment benefit obligations...........      43,786         42,545

  Other long-term liabilities...............................      21,531         17,041
                                                               ---------      ---------

                                                                 831,625        826,114
                                                               ---------      ---------

MINORITY INTEREST IN SUBSIDIARY.............................       1,257          1,219

STOCKHOLDERS' DEFICIT

Preferred Stock--5,000,000 shares authorized; 3,200,000
  shares issued.............................................      92,773         91,527

Common Stock--$0.01 par value, 80,000,000 shares authorized;
  67,825,599 and 66,857,143 shares issued and outstanding in
  2001 and 2000, respectively...............................         678            674

Treasury Stock (656,429 and 280,000 shares held in treasury
  in 2001and 2000, respectively)............................      (1,855)          (940)

Contributed capital.........................................     606,607        604,911

Accumulated deficit.........................................    (816,170)      (767,584)

Accumulated other comprehensive income......................      (3,547)        (2,939)
                                                               ---------      ---------

    Total stockholders' deficit.............................    (121,514)       (74,351)
                                                               ---------      ---------

    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT.............   $ 893,161      $ 929,220
                                                               =========      =========

        The accompanying notes are an integral part of these statements.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                           WKI HOLDING COMPANY, INC.

                                 (IN THOUSANDS)

                                                               FOR THE 91      FOR THE 93
                                                               DAYS ENDED      DAYS ENDED
                                                              APRIL 1, 2001   APRIL 2, 2000
                                                              -------------   -------------
CASH FLOWS USED IN OPERATING ACTIVITIES:
  Net loss..................................................    $(44,929)       $(10,220)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................      12,622          11,808
    Amortization of deferred financing fees.................         541             541
    Minority interest in income of subsidiary...............          38              43
    Deferred tax provision..................................          --          (7,494)
    Provision for restructuring and rationalization costs,
      net of cash paid......................................      22,100              --
    Provision for post-retirement benefits, net of cash
      paid..................................................       2,484              --
  Changes in operating assets and liabilities:
    Accounts receivable.....................................      22,511          30,982
    Inventories.............................................     (10,187)        (10,632)
    Prepaid expenses and other current assets...............        (332)         (2,253)
    Accounts payable and accrued expenses...................     (13,803)        (32,089)
    Other assets/liabilities................................      (3,566)          4,342
                                                                --------        --------
      NET CASH USED IN OPERATING ACTIVITIES.................     (12,521)        (14,972)
                                                                --------        --------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Additions to property and equipment and other assets......      (6,067)        (11,602)
                                                                --------        --------
      NET CASH USED IN INVESTING ACTIVITIES.................      (6,067)        (11,602)
                                                                --------        --------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Borrowings on Borden revolving credit facility, net.......      15,600              --
  Borrowing on revolving credit facility....................          --          28,400
  Repayment of long-term debt, other than revolving credit
    facility................................................        (352)         (2,261)
  Issuance of common stock..................................       1,700              --
  Treasury stock purchases..................................        (915)           (630)
                                                                --------        --------
NET CASH PROVIDED BY FINANCING ACTIVITIES...................      16,033          25,509
                                                                --------        --------
Net change in cash and cash equivalents.....................      (2,555)         (1,065)
Cash and cash equivalents at beginning of year..............       7,913           8,368
                                                                --------        --------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................    $  5,358        $  7,303
                                                                ========        ========
SUPPLEMENTAL DATA:
Cash paid during the year for:
  Income taxes, net.........................................    $  1,431        $    753
  Interest..................................................      14,311          11,916
Non-cash activity:
  Preferred stock dividends.................................    $  3,657        $  3,168

        The accompanying notes are an integral part of these statements.

                     CONSOLIDATED STATEMENTS OF CHANGES IN
                       STOCKHOLDERS' DEFICIT (UNAUDITED)

                           WKI HOLDING COMPANY, INC.

                                 (IN THOUSANDS)

                                                                                               ACCUMULATED
                                                                                                  OTHER          TOTAL
                                PREFERRED    COMMON    TREASURY   CONTRIBUTED   ACCUMULATED   COMPREHENSIVE   STOCKHOLDERS
                                  STOCK      STOCK      STOCK       CAPITAL       DEFICIT        INCOME         DEFICIT
                                ---------   --------   --------   -----------   -----------   -------------   ------------
Balance, December 31, 2000....   $91,527      $674     $  (940)    $604,911      $(767,584)      $(2,939)       $ (74,351)
Net loss......................                                                     (44,929)                       (44,929)
Foreign currency translation
  adjustment..................                                                                       (97)             (97)
Cumulative effect of change in
  accounting for derivative
  financial instruments.......                                                                      (189)            (189)
Derivative fair value
  adjustment..................                                                                      (322)            (322)
                                                                                                                ---------
Total comprehensive income....                                                                                    (45,537)
                                                                                                                ---------
Issuance of common stock......                   4                    1,496                                         1,500
Collection of receivable for
  stock sold..................                                          200                                           200
Repurchase of common stock....                            (915)                                                      (915)
Preferred stock dividends.....     1,246                                            (3,657)                        (2,411)
                                 -------      ----     -------     --------      ---------       -------        ---------
Balance, April 1, 2001........   $92,773      $678     $(1,855)    $606,607      $(816,170)      $(3,547)       $(121,514)
                                 =======      ====     =======     ========      =========       =======        =========

        The accompanying notes are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           WKI HOLDING COMPANY, INC.

(1) NATURE OF OPERATIONS AND BASIS OF PRESENTATION

    WKI Holding Company, Inc. (the Company or WKI) is a leading manufacturer and marketer of housewares, including bakeware, dinnerware, rangetop cookware, kitchen and household products, cutlery and precision cutting tools. The Company believes that its brands, including Corningware-Registered Trademark-, Pyrex-Registered Trademark-, Corelle-Registered Trademark-, Revere Ware-Registered Trademark-, Visions-Registered Trademark-,
EKCO-Registered Trademark-, Via-Registered Trademark-, Baker's
Secret-Registered Trademark-, Chicago Cutlery-Registered Trademark-, OLO-Registered Trademark-, OXO-Registered Trademark-, Grilla
Gear-Registered Trademark-, Farberware-Registered Trademark-, and
Cuisinart-Registered Trademark-, constitute one of the broadest and best recognized collection of brands in the housewares industry.

    Pursuant to Regulation 15(d) of the Securities Act of 1934, WKI is filing herein its quarterly report on Form 10-Q, which includes the first fiscal quarter of the year ended December 31, 2001. The consolidated financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair statement of the results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. The consolidated financial statements have been compiled without audit and are subject to such year-end adjustments as may be considered appropriate by the registrant and should be read in conjunction with the Company's Form 10-K for the year ended December 31, 2000 which has been filed with the Securities and Exchange Commission.

    Certain 2000 amounts have been reclassified to conform with 2001 presentation.

(2) RECENT ACCOUNTING PRONOUNCEMENTS

    In April 2001, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-25, "Accounting for Consideration from a Vendor to a Retailer in connection with the Purchase or Promotion of the Vendor's Products." This issue requires that consideration paid from a vendor to a purchaser be classified as a reduction of revenue in the vendor's income statement unless it can be determined that an identifiable benefit will be received by the vendor and the fair value of the benefit exceeds the consideration provided to the purchaser. In that case, the consideration should be characterized as a cost. This EITF is effective for quarters beginning after December 15, 2001. The Company is in the process of determining the impact of this consensus but does not expect reported financial results will be significantly impacted.

(3) RESTRUCTURING AND RATIONALIZATION

    On March 28, 2001, the Company's Board of Directors approved a plan to restructure and rationalize several aspects of the Company's manufacturing and distribution operations, a measure which will result in charges of approximately $35 million in the first six months of 2001. The Company expects these restructuring programs to require approximately $12 million in cash, net of anticipated proceeds, over the life of the plan. The program includes three major components:

    (1) Exit from the Martinsburg, West Virginia facility by the end of the first quarter of 2002, where the Corningware-Registered Trademark- and Visions-Registered Trademark- product lines are manufactured.

    (2) Consolidation of distribution operations at Waynesboro, Virginia into the Company's existing distribution centers at Monee, Illinois and Greencastle, Pennsylvania. Waynesboro is expected to cease operations during the first quarter of 2002.

    (3) Significant restructuring of metal bakeware manufacturing at Massillon, Ohio to reduce costs.

                           WKI HOLDING COMPANY, INC.

(3) RESTRUCTURING AND RATIONALIZATION (CONTINUED)

    In the first quarter of 2001, the Company recorded $22.1 million for restructuring and rationalization. Details of these charges are as follows:

                                                                          APPLIED TO
                                                                            OTHER                  RESTRUCTURING
                                                                           BALANCE                      AND
                             RESTRUCTURING   RATIONALIZATION   PROGRAM      SHEET        CASH     RATIONALIZATION
                                CHARGE           CHARGE         CHARGE     ACCOUNTS    CHARGES    AT APRIL 1, 2001
                             -------------   ---------------   --------   ----------   --------   ----------------
                                                                (IN THOUSANDS)
Disposal of assets.........     $15,200           $3,000       $18,200      $15,200      $ --            $3,000
Employee termination.......       3,000               --         3,000        3,000        --                --
Other exit costs...........         931               --           931           --        31               900
                                -------           ------       -------      -------      ----            ------
                                $19,131           $3,000       $22,131      $18,200      $ 31            $3,900
                                =======           ======       =======      =======      ====            ======

    The tangible assets of the Martinsburg, Waynesboro and Massillon facilities have been written down to fair value. Asset disposals also include a rationalization charge of $3.0 million for potential environmental costs at the Martinsburg facility associated with the decision to close the facility and its preparation for sale. Management judgment is involved in estimating the tangible assets' fair value; accordingly, actual results could vary significantly from such estimates. As part of the restructuring initiative several employees will be released from employment. The Company is in the process of compiling employee listings and their associated severance and termination benefits. The termination results in a pension and post retirement benefit charge of $3.0 million. Severance and other benefits will be recorded once the affected employees are notified of their status. This charge is expected to approximate $7.0 million and will be recorded in the second quarter of 2001. The Company expects additional other exit costs of approximately $6.0 million over the remaining life of the restructuring plan. The costs are directly related to exiting or rationalizing the Martinsburg, Massillon and Waynesboro facilities.

    On April 12, 2001, the Company's Board of Directors approved the closure of its cutlery facility in Wauconda, Illinois as an additional step in the Company's restructuring plan. The Company expects to cease manufacturing at the facility by the end of 2001. This decision will result in an additional charge of approximately $5.0 million, which will be recorded in the second quarter of 2001. Management is continuing to evaluate the necessity of additional restructuring measures.

(4)SUPPLEMENTAL BALANCE SHEET DATA

                                                              APRIL 1, 2001   DECEMBER 31, 2000
                                                              -------------   -----------------
                                                                       (IN THOUSANDS)
Other current liabilities
  Wages and employee benefits...............................    $ 25,728          $ 30,254
  Accrued advertising and promotion.........................      28,728            28,277
  Accrued interest..........................................      15,389            11,601
  Other accrued expenses....................................      32,805            33,953
                                                                --------          --------
                                                                $102,650          $104,085
                                                                ========          ========

(5) BORROWINGS

    On April 12, 2001, the Company entered into an amended and restated credit agreement, which amended and restated the senior credit agreement dated
April 9, 1998 (1998 Credit Agreement), and under which the $295.0 million of term loans remain outstanding and the $275.0 million revolving

                           WKI HOLDING COMPANY, INC.

credit facility remains in effect. The Amended and Restated Credit Agreement also provides for the following significant changes from the 1998 Credit
Agreement: a first priority lien on substantially all of the Company's assets and its subsidiaries' assets; a pledge of 100% of the stock of all of the Company's domestic subsidiaries and 65% of the stock of certain foreign subsidiaries; an additional secured revolving credit facility of $25.0 million, maturing on March 31, 2004; amended financial covenants; an additional financial covenant; increased pricing on the credit facilities; and changes in the restrictions affecting indebtedness, investments, acquisitions, dispositions and prepayment of subordinated indebtedness.

    The Company's amended and restated credit agreement contains numerous financial and operating covenants that limit the discretion of the Company's management with respect to certain business matters. These covenants place significant restrictions on, among other things, the ability of the Company to incur additional indebtedness, pay dividends and other distributions, prepay subordinated indebtedness, enter into sale and leaseback transactions, create liens or other encumbrances, make capital expenditures, make certain investments or acquisitions, engage in certain transactions with affiliates, sell or otherwise dispose of assets and merge or consolidate with other entities and otherwise restrict corporate activities. In addition, the credit facilities also require the Company to meet certain financial ratios and tests, including a minimum EBITDA, a ratio of debt to EBITDA and a ratio of EBITDA to cash interest expense (where EBITDA represents adjusted cash flow as described more fully in the credit facilities). The amended and restated credit agreement contains customary events of default.

    During the third quarter of 2000, the Company negotiated with Borden, Inc., an affiliate of the Company's parent to provide a $40.0 million temporary credit facility to assist in meeting working capital requirements, capital expenditures, interest payments and scheduled principal payments. The original maturity date of the Borden agreement was December 31, 2000. Borden has extended its line of credit to the Company of up to $40.0 million of revolving commitments until the date that is 91 days after the perfection of the collateral under the Amended and Restated Credit Agreement, after which Borden will provide to the Company a $25.0 million revolving credit facility, maturing on March 31, 2004. This credit facility will have substantially the same terms as the Borden credit facility dated as of August 25, 2000, and, in addition, will be secured by a security interest on the Company's assets that is second in priority behind the security interests securing the Amended and Restated Credit Agreement. At May 14, 2001, $9.5 million was available under this agreement.

(6) RELATED PARTY TRANSACTIONS

    The following transactions with related parties are included in the consolidated statements of operations for the quarters ended April 1, 2001 and April 2, 2000.

                                                        FOR THE         FOR THE
                                                     91 DAYS ENDED   93 DAYS ENDED
                                                     APRIL 1, 2001   APRIL 2, 2000
                                                     -------------   -------------
                                                            (IN THOUSANDS)
Management fees and services to Borden.............       856            1,403
Interest expense to Borden.........................       391               --

    The Company incurs management fees and expenses for services provided by Borden.

    See Note 5 regarding the Company's line of credit with Borden.

                           WKI HOLDING COMPANY, INC.

    In the first quarter of 2001, the Company had accrued $3.7 million in preferred stock dividends which are payable to Borden and the Company's parent in the amounts of $2.4 million and $1.3 million, respectively. Dividends payable to Borden are recorded in other long-term liabilities. The dividends payable to the Company's parent will be paid in additional shares of preferred stock and are accrued in preferred stock.

    The Company and/or affiliates of the Company, including entities related to KKR, from time to time have purchased, and may in the future purchase, depending on market conditions, senior subordinated notes previously issued by the Company in the open market or by other means. As of April 1, 2001 affiliates have purchased an aggregate of $76.7 million of senior subordinated notes in open market transactions.

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

(8) DERIVATIVES

    Effective January 1, 2001, the Company adopted SFAS No. 133, 137 and 138 related to "Accounting for Derivative Instruments and Hedging Activities." At that time the Company had a $15 million notional amount interest rate swap with a fair value of $(0.2) million. In accordance with these statements, the Company recorded a transition adjustment to other comprehensive income and other liabilities of $0.2 million. At April 1, 2001, the swap had a fair value of $(0.5) million. Other comprehensive income and other liabilities have been adjusted accordingly. A 1% increase or decrease in market interest rates would result in a $0.3 million increase/(decrease) in the fair value of the interest rate swap. The swap expires on July 29, 2003.

(9) SEGMENT INFORMATION

    The Company believes its business units have similar economic characteristics and meet the aggregation criteria of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

ITEM 2-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein.

    BACKGROUND

    WKI Holding Company Inc. (WKI or the Company) is a leading manufacturer and marketer of bakeware, rangetop cookware, kitchen and household tools, tabletop dinnerware, cutlery, and precision cutting tools. The Company has strong positions in major channels of distribution for its products in North America and has also achieved a significant presence in certain international markets, primarily Asia, Australia, Latin America and the United Kingdom. In North America the Company sells both on a wholesale basis to retailers, distributors and other accounts that resell the Company's products, and on a retail basis, through Company-operated factory stores. In the international market the Company has established its presence on a wholesale basis though an international sales force along with localized distribution and marketing capabilities.

    In the first quarter of 2001, the Company began the process of realigning by major product line and product category. The product categories as defined by the Company are Oven/Bakeware which includes the Corningware-Registered Trademark-, Pyrex-Registered Trademark-,
EKCO-Registered Trademark- metal bakeware, Farberware-Registered Trademark- and Cuisinart-Registered Trademark- brands; Rangetop Cookware which includes the Revere-Registered Trademark-, Visions-Registered Trademark- and
EKCO-Registered Trademark- Cookware brands; Kitchenware which includes kitchen tools and gadgets sold under the EKCO-Registered Trademark- and Grilla Gear-Registered Trademark- brands; Tabletop which includes
Corelle-Registered Trademark- dinnerware; Cutlery which includes the Chicago Cutlery-Registered Trademark- and Regent Sheffield brands;
OXO-Registered Trademark- which includes kitchen and household tools under the OXO Good Grips-Registered Trademark-, OXO Softworks-TM-, OXO Touchables-TM- and OXO Basics-TM- brand names; and "Other" which includes cleaning products, precision cutting tools sold under the OLFA and OLO-Registered Trademark-brands, and other kitchen accessories that are manufactured by third parties and are sold primarily through the Company-operated factory stores.

    On March 28, 2001, the Company's Board of Directors approved a plan to restructure and rationalize several aspects of the Company's manufacturing and distribution operations, a measure which will result in charges of approximately $35 million in the first six months of 2001. The Company expects these restructuring programs to require approximately $12 million in cash, net of anticipated proceeds, over the life of the plan. The program includes three major components:

    (1) Exit from the Martinsburg, West Virginia facility by the end of the first quarter of 2002, where the Corningware-Registered Trademark- and Visions-Registered Trademark- product lines are manufactured.

    (2) Consolidation of distribution operations at Waynesboro, Virginia into the Company's existing distribution centers at Monee, Illinois and Greencastle, Pennsylvania. Waynesboro is expected to cease operations during the first quarter of 2002.

    (3) Significant restructuring of metal bakeware manufacturing at Massillon, Ohio to reduce costs.

    In addition, on April 12, 2001, the Company's Board of Directors approved the closure of its cutlery facility in Wauconda, Illinois as an additional step in the Company's restructuring plan. The Company expects to cease manufacturing at the facility by the end of 2001. This decision will result in an additional charge of approximately $5.0 million, which will be recorded in the second quarter of 2001. Management is continuing to evaluate the necessity of additional restructuring measures.

RESULTS OF OPERATIONS

                                                       FOR THE 91                 FOR THE 93
                                                       DAYS ENDED     % OF NET    DAYS ENDED     % OF NET
                                                      APRIL 1, 2001    SALES     APRIL 2, 2000    SALES
                                                      -------------   --------   -------------   --------
                                                                        (IN THOUSANDS)
Net Sales...........................................    $170,797      100.0%       $187,857      100.0%
Cost of sales.......................................     122,234        71.6        127,305        67.8
                                                        --------       -----       --------       -----
Gross profit........................................      48,563        28.4         60,552        32.2

Selling, general and administrative.................      49,272        28.8         52,437        27.9
Restructuring and rationalization expenses..........      22,131        13.0             --          --
Integration related expenses........................          --          --          4,624         2.5
Other expenses......................................       2,762         1.6          2,839         1.5
                                                        --------       -----       --------       -----
Operating (loss) income.............................     (25,602)      (15.0)           652         0.4
Interest expense....................................      18,600        10.9         16,878         9.0
                                                        --------       -----       --------       -----
Loss before taxes on income.........................     (44,202)       25.9        (16,226)       (8.6)
Income tax expense (benefit)........................         689         0.4         (6,049)       (3.2)
                                                        --------       -----       --------       -----
Loss before minority interest.......................     (44,891)      (26.3)       (10,177)       (5.4)
Minority interest in subsidiary.....................         (38)         --            (43)         --
                                                        --------       -----       --------       -----
Net loss............................................    $(44,929)      (26.3)%     $(10,220)       (5.4)%
                                                        ========       =====       ========       =====

EBITDA..............................................     (12,980)       (7.6)%       12,460        6.6%
Integration related expenses........................          --                      4,624
Restructuring and rationalization expenses..........      22,131                         --
                                                        --------       -----       --------       -----
  Adjusted EBITDA...................................    $  9,151         5.4%      $ 17,084         9.1%
                                                        ========       =====       ========       =====

NET SALES BY PRODUCT CATEGORIES:

                                                    FOR THE 91      FOR THE 93
                                                    DAYS ENDED      DAYS ENDED     IN MILLIONS
                                                   APRIL 1, 2001   APRIL 2, 2000    $ CHANGE     % CHANGE
                                                   -------------   -------------   -----------   --------
                                                                       (IN MILLIONS)
Oven Bakeware....................................     $ 51.1          $ 62.3         $(11.2)      (17.9)%
Tabletop.........................................       40.9            42.8           (1.9)       (4.4)
Rangetop Cookware................................       25.2            20.3            4.9        24.3
OXO..............................................       16.5            14.5            2.0        13.8
Kitchenware......................................       15.9            14.2            1.7        11.9
Cutlery..........................................        7.5             6.9            0.6         8.7
Other............................................       13.7            26.9          (13.2)      (49.1)
                                                      ------          ------         ------
                                                      $170.8          $187.9         $(17.1)       (9.1)%
                                                      ======          ======         ======

NET SALES

    Net sales for the first quarter of 2001 were $170.8 million, a decrease of $17.1 million or 9.1% from the first quarter of 2000 net sales of $187.9 million. The decrease generally reflects a slower retail economy in 2001 versus 2000 as well as exiting the cleaning product line.

    OVEN BAKEWARE

    Net sales for the Oven Bakeware category in the first quarter of 2001 were $51.1 million, a decrease of $11.2 million or 17.9% versus the first quarter of 2000 net sales of $62.3 million. The decrease is attributable to advertising programs relating to a Corningware re-launch in 2000 that generated incremental sales volume. These programs were not repeated in 2001 and selling, general and administrative expenses reflect these savings from lower advertising costs. Also contributing to the decrease in net sales were decreases in original equipment manufacturing orders.

    TABLETOP

    Net sales for the Tabletop category in the first quarter of 2001 were $40.9 million, a decrease of $1.9 million or 4.4% versus the first quarter of 2000 net sales of $42.8 million. The decrease is primarily attributable to international sales decline resulting from a pipeline fill in 2000 and reduced shelf space at one of our department specialty store customers. The successful launch of the Corningware Tableware line partially offset the reduction in overall sales for the Tabletop line.

    RANGETOP COOKWARE

    Net sales for the Rangetop Cookware category in the first quarter of 2001 were $25.2 million, an increase of $4.9 million or 24.3% versus the first quarter of 2000 net sales of $20.3 million. The increase is primarily attributable to the successful introduction of the Martha Stewart products at K-Mart and the introduction of the Magnalite-Registered Trademark- products at Wal*Mart.

    OXO

    Net sales for OXO in the first quarter of 2001 were $16.5 million, an increase of $2.0 million or 13.8% versus the first quarter of 2000 net sales of $14.5 million. The increase is attributable to successful new product launches including the OXO SteeL Line of stainless steel kitchen tools and utensils, OXO Good Grips enamel tea kettles and extensions to OXO Good Grips garden tools and cutlery products.

    KITCHENWARE

    Net sales for the Kitchenware category in the first quarter of 2001 were $15.9 million, an increase of $1.7 million or 11.9% versus the first quarter of 2000 net sales of $14.2 million. The increase is primarily attributable to the successful introduction of the Martha Stewart products at K-Mart. In addition, 2001 net sales reflect the addition of the Kitchenware product line to the Company-operated factory stores.

    CUTLERY

    Net sales for the Cutlery category in the first quarter of 2001 were $7.5 million, an increase of $0.6 million or 8.7% versus the first quarter of 2000 net sales of $6.9 million. The increase is attributable to successful new product introductions and additions to the Company's customer base.

    OTHER

    "Other" net sales were $13.7 million for the first quarter of 2001compared to $26.9 million for the first quarter of 2000. The $13.2 million reduction is attributable to exiting of the cleaning product line late in 2000 and the Company liquidating a significant portion of kitchen accessories sold through Company-operated factory stores in the fourth quarter of 2000 and the first quarter of 2001. The Company-operated factory stores are in the process of replacing these products with EKCO kitchenware and OXO products, which are included in the Kitchenware and OXO product categories.

GROSS PROFIT

    Gross profit for the first quarter of 2001 was $48.6 million, a decrease of $12.0 million when compared to gross profit of $60.6 million for the first quarter of 2000. As a percentage of net sales, gross profit decreased to 28.4% in the first quarter of 2001 from 32.2% in the first quarter of 2000.

    In the first quarter of 2001, the Company temporarily idled certain of its manufacturing facilities to reduce inventories and manufacturing costs. This action led to higher unabsorbed fixed manufacturing costs as a percentage of net sales, which were expensed in the first quarter. In addition, in the first quarter of 2001 the Company discontinued a significant number of its stock-keeping units (SKU's) throughout all of its product lines to reduce inventory and warehousing costs and improve customer service. A portion of these discontinued products were liquidated in the first quarter of 2001.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses for the first quarter 2001 were $49.3 million, a decrease of $3.1 million or 5.9% from $52.4 million in the first quarter of 2000. As a percentage of net sales, selling, general and administration expenses increased slightly in the first quarter to 28.8% from 27.9% in the first quarter of 2000. The increase as a percentage of net sales is attributable to fixed general and administrative expenses on a lower net sales base. The $3.1 million decrease versus the first quarter of 2000 is primarily attributable to lower advertising spending resulting from not repeating the Corningware re-launch programs in the first quarter of 2001.

RESTRUCTURING AND RATIONALIZATION

    Restructuring and rationalization expenses were $22.1 million for the first quarter of 2001. On March 28, 2001, the Company's Board of Directors approved a plan to restructure and rationalize several aspects of the Company's manufacturing and distribution operations. The program includes three major components:

    (1) Exit from the Martinsburg, West Virginia facility by the end of the first quarter of 2002, where the Corningware-Registered Trademark- and Visions-Registered Trademark- product lines are manufactured.

    (2) Consolidation of distribution operations at Waynesboro, Virginia into the Company's existing distribution centers at Monee, Illinois and Greencastle, Pennsylvania. Waynesboro is expected to cease operations during the first quarter of 2002.

    (3) Significant restructuring of metal bakeware manufacturing at Massillon, Ohio to reduce costs.

    The charges recorded in the first quarter consist of asset disposal and related estimated environmental costs of $18.2 million, $3.0 million relating to the pension and post retirement benefits associated with the termination of employees and $0.9 million of other exit costs.

INTEGRATION RELATED EXPENSES

    In the first quarter of 2000, the Company incurred costs relating to the integration of EKCO and GHC's operations into WKI of $4.6 million. The integration costs primarily related to systems implementations, employee compensation arrangements, consulting services and other integration costs. The integration of EKCO and GHC was completed in 2000.

OTHER EXPENSE

    Other operating expense was $2.8 million in the first quarter of 2001 and 2000. Goodwill and trademark amortization along with net royalty income were flat versus the prior year.

INTEREST EXPENSE

    Interest expense was $18.6 million in the first quarter of 2001 compared to $16.9 million in the first quarter of 2000. The $1.7 million increase is attributable to a higher average outstanding debt balance during the first quarter of 2001 when compared to the first quarter of 2000. The higher balance primarily results from integration related expenditures incurred throughout 2000.

INCOME TAX

    Income tax expense in the first quarter of 2001 amounted to $0.7 million compared to an income tax benefit of $6.0 million in the first quarter of 2000. The 2001 income tax expense is primarily attributable to foreign income taxes, as the Company provided a full valuation allowance on the domestic income tax benefit relating to the current period pre tax losses. In the first quarter of 2000 the Company did recognize an income tax benefit on pre tax losses. Late in 2000, the Company concluded that it was more likely than not that it would not generate sufficient income to realize the net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's capital requirements arise principally in connection with financing working capital needs, servicing debt obligations, funding manufacturing restructuring costs, financing its recent acquisitions and completing the integration of such acquisitions, and funding capital expenditures. In the third quarter of 2000, the Company's existing
$275.0 million revolving credit facility was fully utilized and the Company received a temporary $40.0 million credit facility from Borden to meet its working capital and liquidity requirements. As of May 14, 2001, the Company had $9.5 million available under the Borden facility. In addition, for the period ended December 31, 2000, the Company failed to satisfy the levels of debt to EBITDA and EBITDA to cash interest expense required by the financial covenants under its credit agreement dated April 9, 1998 (the 1998 Credit Agreement).

    In order to meet its funding requirements and comply with its financial covenants in the 1998 Credit Agreement, the Company amended and restated its 1998 Credit agreement effective April 12, 2001 (the Amended and Restated Credit Agreement), providing for an additional $25.0 million of financing, which becomes available 91 days after perfection of the collateral. The Company also has extended its $40.0 million short-term line of credit from Borden until the date 91 days after the perfection of the collateral under the Amended and Restated Credit Agreement after which Borden will provide to the Company a $25.0 million revolving credit facility. These actions have resulted in an additional $50.0 million in long-term financing commitments which expire on March 31, 2004. The Amended and Restated Credit Agreement also waived the defaults under the coverage ratio and leverage ratios covenants for the quarter ended December 31, 2000 and amended the future financial covenants beginning March 31, 2001. In addition, the Amended and Restated Credit Agreement provides for a first priority lien on substantially all of the Company's assets and its subsidiaries' assets; a pledge of 100% of the stock of all of the Company's domestic subsidiaries and 65% of the stock of certain foreign subsidiaries; increased pricing on the credit facilities; and changes in the restrictions affecting indebtedness, investments, acquisitions, dispositions and prepayment of subordinated indebtedness. The Company believes that these facilities and cash generated from operations will be sufficient to fund operations and capital expenditures. The Company's ability to fund its operations, capital expenditures and debt service will depend upon its future financial and operation performance, which will be affected by prevailing economic conditions and financial, business and other factors, some of which are beyond the Company's control.

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

    CASH FLOWS

    In the first quarter of 2001 the Company's operating activities used cash of $12.5 million compared to $15.0 million used by operating activities during the first quarter of 2000. The decrease from 2000 to 2001 is primarily attributable to expenses associated with the integration of the EKCO and GHC businesses, which were acquired late in 1999.

    Investing activities used cash of $6.1 million in the first quarter of 2001 compared to $11.6 million in the first quarter of 2000. The cash used for investing activities in 2000 included costs associated with the systems implementation in the newly acquired EKCO and GHC businesses as well as a scheduled tank repair at the Company's primary dinnerware manufacturing facility.

    Net cash generated in financing operations totaled $16.0 million for the first quarter of 2001 compared to $25.5 million in the first quarter of 2000. The higher cash generated from financing activities in 2000 was the result of increased borrowing to fund the items noted above and acquisition-related increases in interest expense.

    RESTRUCTURING

    On March 28, 2001, the Company's Board of Directors approved a plan to restructure and rationalize several aspects of the Company's manufacturing and distribution operations, a measure which will result in charges of approximately $35 million in the first six months of 2001. The Company expects these restructuring programs to require approximately $12 million in cash, net of anticipated proceeds, over the life of the plan. The program includes three major components:

    (1) Exit from the Martinsburg, West Virginia facility by the end of the first quarter of 2002, where the Corningware-Registered Trademark- and Visions-Registered Trademark- product lines are manufactured.

    (2) Consolidation of distribution operations at Waynesboro, Virginia into the Company's existing distribution centers at Monee, Illinois and Greencastle, Pennsylvania. Waynesboro is expected to cease operations during the first quarter of 2002.

    (3) Significant restructuring of metal bakeware manufacturing at Massillon, Ohio to reduce costs.

    On April 12, 2001, the Company's Board of Directors approved the closure of its cutlery facility in Wauconda, Illinois as an additional step in the Company's restructuring plan. The Company expects to cease manufacturing at the facility by the end of 2001. This decision will result in an additional charge of approximately $5.0 million over the life of the plan. This restructuring will be recorded in the second quarter of 2001. Management is continuing to evaluate the necessity of additional restructuring measures.

RISK MANAGEMENT

    The Company primarily has market risk in the areas of foreign currency and fixed rate debt. The Company invoices a significant portion of its international sales in U.S. dollars, minimizing the effect of foreign exchange gains or losses on its earnings. As a result, the Company's foreign sales are affected by currency fluctuations versus U.S. dollar invoicing. The Company's costs are predominantly denominated in U.S. dollars. With respect to sales conducted in foreign currencies, increased strength of the U.S. dollar decreases the Company's reported revenues and margins in respect of such sales to the extent the Company is unable or determines not to increase local selling prices.

    The Company reduces foreign currency cash flow exposure due to exchange rate fluctuations by entering into forward foreign currency exchange contracts. The use of these contracts protects cash flows against unfavorable movements in exchange rates, to the extent of the amount under contract. At April 1, 2001, the Company had no forward foreign currency exchange contracts outstanding.

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

    Effective January 1, 2001, the Company adopted SFAS No. 133, 137 and 138 related to "Accounting for Derivative Instruments and Hedging Activities." At that time the Company had a $15 million notional amount interest rate swap with a fair value of $(0.2) million. In accordance with these statements, the Company recorded a transition adjustment to other comprehensive income and other liabilities of $0.2 million. At April 1, 2001, the swap had a fair value of $(0.5) million. Other comprehensive income and other liabilities have been adjusted accordingly. A 1% increase or decrease in market interest rates would result in a $0.3 million increase/(decrease) in the fair value of the interest rate swap. The swap expires on July 29, 2003.

    At April 1, 2001, the Company had $210.0 million in fixed rate debt outstanding. The fair value of the Company's fixed rate debt at April 1, 2001, was $34.2 million.

RECENT ACCOUNTING PRONOUNCEMENTS

    In April 2001, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-25, "Accounting for Consideration from a Vendor to a Retailer in connection with the Purchase or Promotion of the Vendor's Products." This issue requires that consideration paid from a vendor to a purchaser be classified as a reduction of revenue in the vendor's income statement unless it can be determined that an identifiable benefit will be received by the vendor and the fair value of the benefit exceeds the consideration provided to the purchaser. In that case, the consideration should be characterized as a cost. This EITF is effective for quarters beginning after December 15, 2001. The Company is in the process of determining the impact of this consensus but does not expect reported financial results will be significantly impacted.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The factors discussed below, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report, including without limitation, in "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's related press releases and in oral statements made by authorized officers of the Company. When used in this report, any press release or oral statement, the words "looking forward," "estimate," "project," "anticipate," "expect," "intend," "believe" and similar expressions are intended to identify a forward-looking statement. Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond the Company's control) that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The forward-looking statements regarding such matters are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether actual results and developments will conform with the Company's expectations and predictions, however, is subject to a number of risks and uncertainties, in addition to the risk factors discussed above, including: the Company's ability to comply with the terms of its existing credit facilities, a global economic slowdown in any one, or all, of the Company's sales categories; loss of sales as the Company streamlines and focuses on strategic accounts; unpredictable difficulties or delays in the development of new product programs; increasing reliance on third party manufacturers, increased difficulties in obtaining a consistent supply of basic raw materials such as sand, soda ash, steel or copper and energy inputs such as electrical power or natural gas at stable pricing levels; development by the Company of an adequate administrative infrastructure; technological shifts away from the Company's technologies and core competencies; unforeseen interruptions to the Company's business with its largest customers resulting from, but not limited to, financial instabilities or inventory excesses; the effects of extreme changes in monetary and fiscal policies in the United States and abroad, including extreme currency fluctuations and unforeseen inflationary pressures such as those recently experienced by certain Asian economies; drastic and unforeseen price pressures on the Company's products or significant cost increases that cannot be recovered through price increases or productivity improvements; significant changes in interest rates or in the availability of financing for the Company or certain of its customers; loss of any material intellectual property rights; any difficulties in obtaining or retaining the management or other human resource competencies that the Company needs to achieve its business objectives; and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company and its subsidiaries or their business or operations.

                           PART II--OTHER INFORMATION

ITEM 3--LEGAL PROCEEDINGS

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

                                    PART IV

ITEM 14--EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibit

        10.1 Employment agreement between the Company and Steven G. Lamb.

    (b) On April 16, 2001 the registrant filed a report on Form 8-K under "Item 5-Other Events" to announce its annual conference call with bondholders to review financial results for the year 2000 and a press release announcing further steps in its restructuring program.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WKI HOLDING COMPANY, INC.

By                   /s/ STEVEN G. LAMB
             ---------------------------------          President and Chief Executive Officer  May 16, 2001
                      (Steven G. Lamb)

By                 /s/ WILLIAM H. CARTER
             ---------------------------------          Interim Chief Financial Officer        May 16, 2001
                    (William H. Carter)