Form 10-Q
period 2001-07-01
WKI HOLDING CO INC
filed 2001-08-13
CIK 1063574

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC  20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     July 1, 2001
                                   ------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to____________


                        Commission file number 333-57099
                                               ---------


                            WKI HOLDING COMPANY, INC.
                            -------------------------
                                  (Registrant)


               DELAWARE                                16-1403318
               --------                                ----------
       (State of incorporation)           (I.R.S. Employer Identification No.)


          ONE PYREX PLACE, ELMIRA NEW YORK                14902
          --------------------------------                -----
     (Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code:  607-377-8000
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

67,410,716 shares of WKI Holding Company, Inc.'s, $0.01 Par Value, were outstanding as of August 13, 2001.

ITEM 1 - FINANCIAL STATEMENTS

                                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                            WKI HOLDING COMPANY, INC.
                               (In thousands, except share and per share amounts)


                                                    FOR THE 91      FOR THE 91     FOR THE 182     FOR THE 184
                                                    DAYS ENDED      DAYS ENDED      DAYS ENDED     DAYS ENDED
                                                   JULY 1, 2001    JULY 2, 2000    JULY 1, 2001   JULY 2, 2000
                                                  --------------  --------------  --------------  --------------
Net sales                                         $     162,842   $     174,293   $     333,639   $     362,150

Cost of sales                                           120,572         122,393         242,806         249,698
Selling, general and administrative expenses             41,760          53,678          91,032         106,115
Provision for restructuring and rationalization
  costs                                                  14,994              --          37,125              --
Integration related expenses                                 --           9,464              --          14,088
Other expense                                             3,246           3,560           6,008           6,399
                                                  --------------  --------------  --------------  --------------

Operating loss                                          (17,730)        (14,802)        (43,332)        (14,150)
Interest expense                                         18,867          19,291          37,467          36,169
                                                  --------------  --------------  --------------  --------------

Loss before taxes on income                             (36,597)        (34,093)        (80,799)        (50,319)
Income tax expense (benefit)                                425              --           1,114          (6,049)
                                                  --------------  --------------  --------------  --------------

Loss before minority interest                           (37,022)        (34,093)        (81,913)        (44,270)
Minority interest in earnings of subsidiary                 (39)            (66)            (77)           (109)
                                                  --------------  --------------  --------------  --------------

Net loss                                                (37,061)        (34,159)        (81,990)        (44,379)
                                                  --------------  --------------  --------------  --------------

Preferred stock dividends                                (3,792)         (3,284)         (7,449)         (6,452)
                                                  --------------  --------------  --------------  --------------

NET LOSS APPLICABLE TO COMMON STOCK               $     (40,853)  $     (37,443)  $     (89,439)  $     (50,831)
                                                  ==============  ==============  ==============  ==============

BASIC AND DILUTED LOSS PER COMMON SHARE           $       (0.61)  $       (0.56)          (1.33)          (0.76)
                                                  ==============  ==============  ==============  ==============

Weighted average number of common shares
outstanding during the period                        67,410,716      66,857,143      67,405,273      66,857,143

The accompanying notes are an integral part of these statements.

                               CONSOLIDATED BALANCE SHEETS
                                WKI HOLDING COMPANY, INC.
                                      (In thousands)


                                                                    JULY 1,
                                                                      2001     DECEMBER 31,
                                                                   (UNAUDITED)    2000
                                                                   ----------  ----------
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                     $   5,384   $   7,913
     Accounts receivable (net of allowances of $24,079 in 2001
        and $25,567 in 2000)                                          94,750     146,040
     Inventories:
        Finished and in-process goods                                191,061     188,011
        Raw materials and supplies                                    20,690      18,571
     Other current assets                                             20,273      17,017
                                                                   ----------  ----------
        Total current assets                                         332,158     377,552
                                                                   ----------  ----------


OTHER ASSETS
     Other assets (net of accumulated amortization of $29,359 in
        2001 and $23,399 in 2000)                                     54,235      55,706
                                                                   ----------  ----------
                                                                      54,235      55,706
                                                                   ----------  ----------
PROPERTY AND EQUIPMENT
     Land                                                              4,076       4,076
     Buildings                                                        86,527      89,789
     Machinery and equipment                                         295,881     305,576
                                                                   ----------  ----------
                                                                     386,484     399,441
                                                                   ----------  ----------
     Less accumulated depreciation                                  (271,186)   (257,985)
                                                                   ----------  ----------
                                                                     115,298     141,456
                                                                   ----------  ----------

INTANGIBLES
     Trademarks and patents (net of accumulated amortization
        of $12,870 in 2001 and $9,852 in 2000)                       145,690     148,708
     Goodwill (net of accumulated amortization of $17,125 in
        2001 and $14,373 in 2000)                                    202,796     205,798
                                                                   ----------  ----------
                                                                     348,486     354,506
                                                                   ----------  ----------
TOTAL ASSETS                                                       $ 850,177   $ 929,220
                                                                   ==========  ==========

     The accompanying notes are an integral part of these statements.

                                 CONSOLIDATED BALANCE SHEETS
                                  WKI HOLDING COMPANY, INC.
                      (In thousands, except share and per share amounts)



                                                                   JULY 1,      DECEMBER 31,
                                                                     2001           2000
LIABILITIES AND STOCKHOLDERS' DEFICIT                            (UNAUDITED)
                                                                 ------------  --------------
CURRENT LIABILITIES
     Accounts payable                                            $    45,627   $      62,418
     Note payable to Borden                                            9,296           6,100
     Debt payable within one year                                      3,307           3,635
     Reserve for restructuring and rationalization                    15,646              --
     Other current liabilities                                        82,485         104,085
                                                                 ------------  --------------
                                                                     156,361         176,238
                                                                 ------------  --------------

OTHER LIABILITIES
     Note payable to Borden                                           22,704              --
     Long-term debt                                                  763,298         766,528
     Non-pension post-employment benefit obligations                  43,168          42,545
     Other long-term liabilities                                      24,848          17,041
                                                                 ------------  --------------
                                                                     854,018         826,114
                                                                 ------------  --------------

MINORITY INTEREST IN SUBSIDIARY                                        1,296           1,219

STOCKHOLDERS' DEFICIT
Preferred Stock - 5,000,000 shares authorized;
     3,200,000 shares issued                                          94,056          91,527
Common Stock - $0.01 par value, 80,000,000 shares authorized;
     68,147,145 and 67,397,028 shares issued in 2001 and 2000,
     respectively                                                        681             674
Treasury Stock (736,429 and 280,000 shares held in treasury in
     2001 and 2000, respectively)                                     (2,105)           (940)
Contributed capital                                                  606,604         604,911
Accumulated deficit                                                 (857,023)       (767,584)
Accumulated other comprehensive income                                (3,711)         (2,939)
                                                                 ------------  --------------
     Total stockholders' deficit                                    (161,498)        (74,351)
                                                                 ------------  --------------
     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                 $   850,177   $     929,220
                                                                 ============  ==============

   The accompanying notes are an integral part of these statements.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   WKI HOLDING COMPANY, INC.
                                         (In thousands)


                                                                  FOR THE 182     FOR THE 184
                                                                   DAYS ENDED      DAYS ENDED
CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES:            JULY 1, 2001    JULY 2, 2000
                                                                 --------------  --------------
     Net loss                                                    $     (81,990)  $     (44,379)
     Adjustments to reconcile net loss to net cash (Used in)
        Provided by operating activities:
        Depreciation and amortization                                   25,348          23,098
        Amortization of deferred financing fees                          1,597           1,082
        Minority interest in income of subsidiary                           77             110
        Deferred tax provision                                              --          (8,552)
        Provision for restructuring and rationalization costs,
           net of cash paid                                             33,123              --
        Sale of accounts receivable                                         --          50,000
        Provision for post-retirement benefits, net of cash
           paid                                                          4,693              --
     Changes in operating assets and liabilities:
        Accounts receivable                                             51,290          53,223
        Inventories                                                     (5,619)        (42,674)
        Prepaid expenses and other current assets                       (3,256)         (3,683)
        Accounts payable and accrued expenses                          (33,767)        (37,338)
        Other assets/liabilities                                        (1,027)         10,639
                                                                 --------------  --------------
           NET CASH (USED IN) PROVIDED BY OPERATING
             ACTIVITIES                                                 (9,531)          1,526
                                                                 --------------  --------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
     Additions to property and equipment and other assets              (11,251)        (28,743)
                                                                 --------------  --------------
           NET CASH USED IN INVESTING ACTIVITIES                       (11,251)        (28,743)
                                                                 --------------  --------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
     Borrowings on Borden revolving credit facility, net                25,900              --
     Borrowing on revolving credit facility                                 --          27,900
     Repayment of long-term debt, other than revolving
          credit facility                                               (3,558)         (3,335)
     Issuance of common stock                                            1,700              --
     Treasury stock purchases                                           (1,165)           (630)
     Deferred financing fees                                            (4,624)             --
                                                                 --------------  --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                               18,253          23,935
                                                                 --------------  --------------

Net change in cash and cash equivalents                                 (2,529)         (3,282)
Cash and cash equivalents at beginning of year                           7,913           8,368
                                                                 --------------  --------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                         $       5,384   $       5,086
                                                                 ==============  ==============

   The accompanying notes are an integral part of these statements.


          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
                            WKI HOLDING COMPANY, INC.
                                 (In thousands)


                                           FOR THE 182    FOR THE 184
                                           DAYS ENDED     DAYS ENDED
                                          JULY 1, 2001   JULY 2, 2000
                                          -------------  -------------
SUPPLEMENTAL DATA:
Cash paid during the year for:
     Income taxes, net                    $       2,463  $       1,521
     Interest                                    42,334         34,906

Non-cash activity:
     Preferred stock dividends            $       7,449  $       6,452

The  accompanying  notes  are  an  integral  part  of  these  statements.

                         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (UNAUDITED)
                                                 WKI HOLDING COMPANY, INC.
                                                       (In thousands)


                                                                                                    ACCUMULATED
                                                                                                       OTHER           TOTAL
                                   PREFERRED   COMMON    TREASURY    CONTRIBUTED    ACCUMULATED    COMPREHENSIVE    STOCKHOLDERS
                                     STOCK      STOCK     STOCK        CAPTIAL        DEFICIT         INCOME          DEFICIT
                                   ----------  -------  ----------  -------------  -------------  ---------------  --------------
BALANCE, DECEMBER 31, 2000         $   91,527  $   674  $    (940)  $    604,911   $   (767,584)  $       (2,939)  $     (74,351)

NET LOSS                                                                                (81,990)                         (81,990)
FOREIGN CURRENCY TRANSLATION
     ADJUSTMENT                                                                                             (255)           (255)
CUMULATIVE EFFECT OF CHANGE
     IN ACCOUNTING FOR DERIVATIVE
     FINANCIAL INSTRUMENTS                                                                                  (189)           (189)
DERIVATIVE FAIR VALUE                                                                                       (328)           (328)
                                                                                                                   --------------
     ADJUSTMENT
TOTAL COMPENSATIVE INCOME                                                                                                (82,762)
                                                                                                                   --------------
ISSUANCE OF COMMON STOCK                             7                     1,493                                           1,500
COLLECTION OF RECEIVABLE FOR                                                 200                                             200
     STOCK SOLD
REPURCHASE OF COMMON STOCK                                 (1,165)                                                        (1,165)
PREFERRED STOCK DIVIDENDS               2,529                                            (7,449)                          (4,920)
                                   ----------  -------  ----------  -------------  -------------  ---------------  --------------
BALANCE, JULY 1, 2001              $   94,056  $   681  $  (2,105)  $   (606,604)  $   (857,023)  $       (3,711)  $     161,498
                                   ==========  =======  ==========  =============  =============  ===============  ==============

The accompanying notes are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            WKI HOLDING COMPANY, INC.

(1)     NATURE OF OPERATIONS AND BASIS OF PRESENTATION
WKI Holding Company, Inc. (the Company or WKI) is a leading manufacturer and marketer of housewares, including bakeware, dinnerware, rangetop cookware, kitchen and household products, cutlery and precision cutting tools. The Company believes that its brands, including Corningware(R), Pyrex(R), Corelle(R), Revere Ware(R), Visions(R), EKCO(R), Via(R), Baker's Secret(R), Chicago Cutlery(R), OLO(R), OXO(R), Grilla Gear(R), Farberware(R), and Cuisinart(R), constitute one of the broadest and best recognized collection of brands in the housewares industry.

Pursuant to Regulation 15(d) of the Securities Act of 1934, WKI is filing herein its quarterly report on Form 10-Q, which includes the second fiscal quarter of the year ended December 31, 2001. The consolidated financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair statement of the results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. The consolidated financial statements have been compiled without audit and are subject to such year-end adjustments as may be considered appropriate by the registrant and should be read in conjunction with the Company's Form 10-K for the year ended December 31, 2000 which has been filed with the Securities and Exchange Commission.

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

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets". This standard requires that amortization of goodwill and other intangible assets with indefinite lives be discontinued. Instead, goodwill and other intangible assets with indefinite lives will be assessed, at least annually, for impairment by applying a fair-value-based test. However, an intangible asset acquired through contractual or other legal rights or that can be sold, transferred, licensed, rented or exchanged will still be amortized over its useful life, which is no longer capped at 40 years. SFAS No. 142 may have an impact on the carrying value of goodwill and will be implemented as of January 1, 2002. The Company is in the process of determining the impact of implementing SFAS No.142.

(3) RESTRUCTURING AND RATIONALIZATION
In 2001, the Company implemented an initiative to restructure and rationalize several aspects of the Company's manufacturing, distribution and administrative
operations.   The initiatives include the following:

     (1) Exit from the Martinsburg, West Virginia facility by the end of the first quarter of 2002, where the Corningware(R) and Visions(R) product lines are manufactured.
     (2) Consolidation of distribution operations at Waynesboro, Virginia into the Company's existing distribution centers at Monee, Illinois and Greencastle, Pennsylvania. Waynesboro is expected to cease operations during the first quarter of 2002.
     (3) Significant restructuring of metal bakeware manufacturing at Massillon, Ohio to reduce costs.

     (4) Exit from the Wauconda, Illinois facility by the end of the year 2001, where Chicago Cutlery(R) product lines are manufactured.
     (5) Business redesign activities associated with rationalizing processes and headcount throughout the organization to improve overall efficiency, effectiveness and responsiveness of the organization.

The initiatives have resulted in $37.1 million of expenses and $4.0 million of cash paid through the second quarter of 2001.

Details of the program initiatives are presented below (in thousands):

                                                                                              ACCRUAL REMAINING IN
                                                                                --------------------------------------------------
                                                        TOTAL
                                                   RESTRUCTURING                                           OTHER
                 RESTRUCTURING   RATIONALIZATION         AND           CASH                   FIXED       CURRENT        OTHER
                     CHARGE           CHARGE       RATIONALIZATION     PAID     INVENTORY     ASSETS    LIABILITIES   LIABILITIES
                 --------------  ----------------  ----------------  ---------  ----------  ----------  ------------  ------------
DISPOSAL OF      $       15,011  $          4,318  $         19,329         --  $      450  $   14,661  $      4,218           --
     ASSETS

EMPLOYEE                 12,278                --            12,278        820          --          --         9,092         2,366
  TERMINATION

OTHER EXIT                1,585                --             1,585        404          --          --         1,181            --
     COSTS

BUSINESS                     --             3,933             3,933      2,778          --          --         1,155            --

  REDESIGN COSTS
                 --------------  ----------------  ----------------  ---------  ----------  ----------  ------------  ------------
                 $       28,874  $          8,251  $         37,125  $   4,002  $      450  $   14,661  $     15,646  $      2,366
                 ==============  ================  ================  =========  ==========  ==========  ============  ============


Disposal of Assets
------------------
As part of the restructuring initiative to close or streamline manufacturing, distribution and administrative locations the tangible assets of the Martinsburg, Waynesboro, Massillon, Wauconda and certain administrative facilities have been written down to fair value. Management judgment is involved in estimating the tangible assets' fair value; accordingly, actual results could vary significantly from such estimates. Rationalization charges primarily consist of environmental expenditures associated with the closure and anticipated sale of Martinsburg. Management is continuing to evaluate the necessity of additional asset disposals through additional restructuring measures.

Employee termination
--------------------
As part of the restructuring initiative approximately 500 employees have been notified of their release from employment, generating a $12.3 million restructuring charge through the second quarter of 2001. As of July 1, 2001 approximately 70 employees have been terminated. Included in the charge is a net pension and post retirement benefit charge of $2.4 million, which resulted from the terminations. Severance and other benefits are recorded once the affected employees are notified of their status.

Other exit costs
----------------
Other exit costs primarily consist of legal costs associated with the closure and anticipated sale of facilities.

Business redesign costs
-----------------------
The Company is in the process of realigning its administrative, manufacturing and sourcing strategies to be more competitive. The business redesign costs primarily include consulting expenses associated with process redesign work required to support the restructuring initiatives, and such costs are expensed as incurred.

Restructuring and rationalization charges generated from these initiatives are expected to increase to approximately $47.0 million by the end of 2001. In addition, management is continuing to evaluate the necessity of additional restructuring programs.

(4) SUPPLEMENTAL BALANCE SHEET DATA

                                                   (IN THOUSANDS)
                                         JULY 1, 2001    DECEMBER 31, 2000
                                        ---------------  ------------------
Other current liabilities
     Wages and employee benefits        $        22,863  $           30,254
     Accrued advertising and promotion           23,793              28,277
     Accrued interest                             9,728              11,601
     Other accrued expenses                      26,101              33,953
                                        ---------------  ------------------
                                        $        82,485  $          104,085
                                        ===============  ==================


(5) BORROWINGS
On April 12, 2001, the Company entered into an amended and restated credit agreement, which amended and restated the senior credit agreement dated April 9, 1998 (1998 Credit Agreement), under which $292.0 million of term loans remain outstanding and the $275.0 million revolving credit facility remains in effect. The Amended and Restated Credit Agreement also provides for the following significant changes from the 1998 Credit Agreement: a first priority lien on substantially all of the Company's assets and its subsidiaries' assets; a pledge of 100% of the stock of all of the Company's domestic subsidiaries and 65% of the stock of certain foreign subsidiaries; an additional secured revolving credit facility of $25.0 million, maturing on March 31, 2004; amended financial covenants; an additional financial covenant; increased pricing on the credit facilities; and changes in the restrictions affecting indebtedness, investments, acquisitions, dispositions and prepayment of subordinated indebtedness.

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

During the third quarter of 2000, the Company negotiated with Borden, Inc., an affiliate of the Company's parent, to provide a $40.0 million temporary credit facility to assist in meeting working capital requirements, capital expenditures, interest payments and scheduled principal payments. The original maturity date of the Borden agreement of December 31, 2000 was extended to August 16, 2001, the date that is 91 days after the perfection of the collateral under the Amended and Restated Credit Agreement. Effective July 2, 2001, Borden increased its line of credit to the Company from $40.0 million to $50.0 million. On August 16, 2001, Borden will provide to the Company a $25.0 million revolving credit facility, maturing on March 30, 2004. This credit facility will have substantially the same terms as the Borden credit facility dated as of August 25, 2000, and, in addition, will be secured by a security interest on the Company's assets that is second in priority behind the security interests securing the Amended and Restated Credit Agreement. At August 13, 2001, $6.3 million was available under the Borden credit facility.


(6)     RELATED PARTY TRANSACTIONS
The following transactions with related parties are included in the consolidated statements of operations for the quarters ended July 1, 2001 and July 2, 2000.

                                                    (IN THOUSANDS)
                              ----------------------------------------------------------
                               FOR THE 91     FOR THE 91     FOR THE 182    FOR THE 184
                               DAYS ENDED     DAYS ENDED     DAYS ENDED     DAYS ENDED
                              JULY 1, 2001   JULY 2, 2000   JULY 1, 2001   JULY 2, 2000
                              -------------  -------------  -------------  -------------
Management fees and services  $         908  $         625  $       1,764  $       1,250
  to Borden
Interest expense to Borden              671             --          1,062             --


The Company incurs management fees and expenses for services provided by Borden. See Note 5 regarding the Company's line of credit with Borden.

During the first six months of 2001, the Company had accrued $7.4 million in preferred stock dividends which are payable to Borden and the Company's parent in the amounts of $4.9 million and $2.5 million, respectively. Dividends payable to Borden are recorded in other long-term liabilities. The dividends payable to the Company's parent will be paid in additional shares and are accrued in preferred stock.

The Company and/or affiliates of the Company, including entities related to KKR, from time to time have purchased, and may in the future purchase, depending on market conditions, senior subordinated notes and other debt obligations previously issued by the Company in the open market or by other means. As of July 1, 2001, affiliates have purchased an aggregate of $76.7 million of senior subordinated notes in open market transactions.

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

(8)  DERIVATIVES
Effective January 1, 2001, the Company adopted SFAS No. 133, 137 and 138 related to "Accounting for Derivative Instruments and Hedging Activities". At that time the Company had a $15 million notional amount interest rate swap with a fair value of $(0.2) million. In accordance with these statements, the Company recorded a transition adjustment to other comprehensive income and other liabilities of $0.2 million. At July 1, 2001, the swap had a fair value of $(0.5) million. Other comprehensive income and other liabilities have been adjusted accordingly. A 1% increase or decrease in market interest rates would result in a $0.3 million increase/(decrease) in the fair value of the interest rate swap. The swap expires on July 29, 2003.

(9)  SEGMENT  INFORMATION
The Company believes its business units have similar economic characteristics and that it meets the aggregation criteria of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein.

Background
----------

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

In the first quarter of 2001, the Company began the process of realigning by major product line and product category as part of an overall strategy to improve financial and customer service performance. The product categories as defined by the Company are Oven/Bakeware which includes the Corningware(R), Pyrex(R), EKCO(R) metal bakeware, Farberware(R) and Cuisinart(R) brands; Rangetop Cookware which includes the Revere(R), Visions(R) and EKCO(R) Cookware brands; Kitchenware which includes kitchen tools and gadgets sold under the EKCO(R) and Grilla Gear(R) brands; Tabletop which includes Corelle(R) dinnerware; Cutlery which includes the Chicago Cutlery(R) and Regent Sheffield brands; OXO(R) which includes kitchen and household tools under the OXO Good Grips(R), OXO Softworks(TM), OXO Touchables(TM) and OXO Basics(TM) brand names; and "Other" which includes cleaning products, precision cutting tools sold under the OLFA and OLO(R) brands, and other kitchen accessories that are manufactured by third parties and are sold primarily through the Company-operated factory stores.

In 2001, the Company implemented an initiative to restructure and rationalize several aspects of the Company's manufacturing, distribution and administrative operations. The program will result in charges of approximately $47.0 million and cash payments, including capital expenditures, of approximately $18.0 million in 2001. The program includes five major components:

     (1) Exit from the Martinsburg, West Virginia facility by the end of the first quarter of 2002, where the Corningware(R) and Visions(R) product lines are manufactured.
     (2) Consolidation of distribution operations at Waynesboro, Virginia into the Company's existing distribution centers at Monee, Illinois and Greencastle, Pennsylvania. Waynesboro is expected to cease operations during the first quarter of 2002.
     (3) Significant restructuring of metal bakeware manufacturing at Massillon, Ohio to reduce costs.
     (4) Exit from the Wauconda, Illinois facility by the end of the year 2001, where Chicago Cutlery(R) product lines are manufactured.
     (5) Business redesign activities associated with rationalizing processes and headcount throughout the organization to improve overall efficiency, effectiveness and responsiveness of the organization.

Management is continuing to evaluate the necessity of additional restructuring measures.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS
---------------------

SECOND QUARTER 2001 VERSUS SECOND QUARTER 2000
----------------------------------------------


                                                          (IN THOUSANDS)

                                       FOR THE 91    FOR THE 91
                                       DAYS ENDED     % OF NET      DAYS ENDED    % OF NET
                                      JULY 1, 2001      SALES      JULY 2, 2000     SALES
                                     --------------  -----------  --------------  ---------
Net Sales                            $     162,842        100.0 % $     174,293      100.0 %
Cost of sales                              120,572         74.0         122,393       70.2
                                     --------------  -----------  --------------  ---------
Gross profit                                42,270         26.0          51,900       29.8
                                     --------------  -----------  --------------  ---------

Selling, general and administrative         41,760         25.6          53,678       30.8
Restructuring and rationalization
     expenses                               14,994          9.2              --         --
Integration related expenses                    --           --           9,464        5.4
Other expenses                               3,246          2.0           3,560        2.0
                                     --------------  -----------  --------------  ---------

Operating loss                             (17,730)       (10.9)        (14,802)      (8.5)
Interest expense                            18,867         11.6          19,291       11.1
                                     --------------  -----------  --------------  ---------

Loss before taxes on income                (36,597)       (22.5)        (34,093)     (19.6)
Income tax expense                             425          0.3              --         --
                                     --------------  -----------  --------------  ---------

Loss before minority interest              (37,022)       (22.7)        (34,093)     (19.6)
Minority interest in subsidiary                (39)          --             (66)        --
                                     --------------  -----------  --------------  ---------

Net loss                             $     (37,061)       (22.8)% $     (34,159)     (19.6)%
                                     ==============  ===========  ==============  =========

EBITDA                                      (5,004)        (3.1)%        (3,512)      (2.0)%
Integration related expenses                    --           --           9,464        5.4
Provision for close-out of
  inventories                                   --           --           2,900        1.7
Restructuring and rationalization
     expenses                               14,994          9.2              --         --
                                     --------------  -----------  --------------  ---------
     Adjusted EBITDA                 $       9,990          6.1 % $       8,852        5.1%
                                     ==============  ===========  ==============  =========


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (CONTINUED)

YEAR TO DATE JULY 1, 2001 VERSUS YEAR TO DATE JULY 2, 2000
----------------------------------------------------------

                                                               (IN THOUSANDS)

                                        FOR THE 182    FOR THE 184
                                         DAYS ENDED      % OF NET      DAYS ENDED     % OF NET
                                        JULY 1, 2001      SALES       JULY 2, 2000     SALES
                                       --------------  ------------  --------------  ----------
Net Sales                              $     333,639         100.0 % $     362,150       100.0%
Cost of sales                                242,806          72.8         249,698        68.9
                                       --------------  ------------  --------------  ----------
Gross profit                                  90,833          27.2         112,452        31.1
                                       --------------  ------------  --------------  ----------

Selling, general and administrative           91,032          27.3         106,115        29.3
Restructuring and rationalization
     expenses                                 37,125          11.1              --          --
Integration related expenses                      --            --          14,088         3.9
Other expenses                                 6,008           1.8           6,399         1.8
                                       --------------  ------------  --------------  ----------

Operating loss                               (43,332)        (13.0)        (14,150)       (3.9)
Interest expense                              37,467          11.2          36,169        10.0
                                       --------------  ------------  --------------  ----------

Loss before taxes on income                  (80,799)        (24.2)        (50,319)      (13.9)
Income tax expense (benefit)                   1,114           0.3          (6,049)       (1.7)
                                       --------------  ------------  --------------  ----------

Loss before minority interest                (81,913)        (24.6)        (44,270)      (12.2)
Minority interest in subsidiary                  (77)           --            (109)         --
                                       --------------  ------------  --------------  ----------

Net loss                               $     (81,990)        (24.6)%     $ (44,379)      (12.3)%
                                       ==============  ============  ==============  ==========

EBITDA                                       (17,984)         (5.4)%         8,948         2.5 %
Integration related expenses                      --                        14,088         3.9
Provisions for close-out inventories              --            --           2,900         0.8
Restructuring and rationalization
     expenses                                 37,125          11.1              --          --
                                       --------------  ------------  --------------  ----------
     Adjusted EBITDA                   $      19,141           5.7 % $      25,936         7.2 %
                                       ==============  ============  ==============  ==========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

NET SALES BY PRODUCT CATEGORIES:
(IN MILLIONS)

                                    SECOND QUARTER
                    -------------------------------------------------
                     FOR THE 91     FOR THE 91
                     DAYS ENDED     DAYS ENDED
                    JULY 1, 2001   JULY 2, 2000   $CHANGE   % CHANGE
                    -------------  -------------  --------  ---------
Oven Bakeware       $        48.9  $        52.8  $  (3.9)      (7.5) %
Tabletop                     41.5           40.5      1.0        2.4
Rangetop Cookware            19.8           18.0      1.8       10.0
OXO                          17.8           15.0      2.8       18.5
Kitchenware                  17.2           15.4      1.8       11.2
Cutlery                       7.3            5.8      1.5       26.5
Other                        10.3           21.8    (11.5)     (52.1)
                    -------------  -------------  --------
  Sub-Total                 162.8          169.3     (6.5)      (3.8)
                    -------------  -------------  --------
Cleaning (1)                   --            5.0     (5.0)    (100.0)
                    -------------  -------------  --------
  Total             $       162.8  $       174.3  $ (11.5)      (6.6) %
                    =============  =============  ========

                                     YEAR-TO-DATE
                    -------------------------------------------------
                     FOR THE 182    FOR THE 184
                     DAYS ENDED     DAYS ENDED
                    JULY 1, 2001   JULY 2, 2000   $CHANGE   % CHANGE
                    -------------  -------------  --------  ---------
Oven Bakeware       $       100.0  $       115.1  $ (15.1)     (13.1) %
Tabletop                     82.5           83.4     (0.9)      (1.1)
Rangetop Cookware            45.0           38.3      6.7       17.6
OXO                          34.2           29.5      4.7       16.2
Kitchenware                  33.0           29.6      3.4       11.5
Cutlery                      14.7           12.3      2.4       19.9
Other                        24.2           44.3    (20.1)     (45.6)
                    -------------  -------------  --------
  Sub-Total         $       333.6  $       352.5  $ (18.9)      (5.4)
                    -------------  -------------  --------
Cleaning (1)                   --            9.7     (9.7)    (100.0)
                    -------------  -------------  --------
  Total                     333.6          362.2    (28.6)      (7.9) %
                    =============  =============  ========

     (1) The Company exited the cleaning products line in the third quarter of 2000.


NET SALES

Net sales for the second quarter of 2001 were $162.8 million, a decrease of $11.5 million or 6.6% versus the second quarter of 2000 net sales of $174.3 million. Excluding the impact of exiting the cleaning products line, net sales for the second quarter of 2001 declined $6.5 million or 3.8% versus the second quarter of 2000.

Year to date net sales for the first half of 2001 were $333.6 million, a decrease of $28.6 million or 7.9% versus the first half of 2000 net sales of $362.2 million. Excluding the impact of exiting the cleaning products line, net sales for the first half of 2001 declined $18.9 million or 5.4% versus the first half of 2000.

Sales declines were primarily attributable to the exit of the cleaning product line as well as lower volumes in certain international markets and the factory stores.

Oven Bakeware

Net sales for the Oven Bakeware category in the second quarter of 2001 were $48.9 million, a decrease of $3.9 million or 7.5% versus the second quarter of 2000 net sales of $52.8 million. Year to date net sales for the first half of 2001 for Oven Bakeware were $100.0 million, a decrease of $15.1 million or 13.1% versus the first half of 2000 net sales of $115.1 million. These decreases are primarily attributable to the loss of a Corningware original equipment-manufacturing program, fewer promotional events in the Supermarket channel and softness in certain International markets.

Tabletop

Net sales for the Tabletop category in the second quarter of 2001 were $41.5 million, an increase of $1.0 million or 2.4% over the second quarter of 2000 net sales of $40.5 million. Year to date net sales for the first half of 2001 for Tabletop were $82.5 million, a decrease of $0.9 million or 1.1% versus the first half of 2000 net sales of $83.4 million. Strong sales growth in the International and Canadian markets in the second quarter of 2001 offset the first quarter of 2001 International sales decline resulting from a pipeline fill in 2000. Successful new product introductions including the Corningware Tabletop line, Corelle Coordinates and new Corelle patterns substantially offset the reduction in overall sales due to competitive pressures.

Rangetop Cookware

Net sales for the Rangetop Cookware category in the second quarter of 2001 were $19.8 million, an increase of $1.8 million or 10.0% versus the second quarter of 2000 net sales of $18.0 million. Year to date net sales for the first half of 2001 for Rangetop Cookware were $45.0 million, an increase of $6.7 million or 17.6% over the first half of 2000 net sales of $38.3 million. The increase is primarily attributable to the successful introduction of the Martha Stewart products at K-Mart and the introduction of the Magnalite(R) products at Wal*Mart.

OXO

Net sales for OXO in the second quarter of 2001 were $17.8 million, an increase of $2.8 million or 18.5% over the second quarter of 2000 net sales of $15.0 million. Year to date net sales for the first half of 2001 for OXO were $34.2 million, an increase of $4.7 million or 16.2% over the first half of 2000 net sales of $29.5 million. The increase is attributable to successful new product launches including the OXO SteeL line of stainless steel kitchen tools and utensils, OXO Good Grips enamel tea kettles and extensions to OXO Good Grips garden tools and cutlery products.

Kitchenware

Net sales for the Kitchenware category in the second quarter of 2001 were $17.2 million, an increase of $1.8 million or 11.2% over the second quarter of 2000 net sales of $15.4 million. Year to date net sales for the first half of 2001 for Kitchenware were $33.0 million, an increase of $3.4 million or 11.5% over the first half of 2000 net sales of $29.6 million. The increase is primarily attributable to the successful introduction of the Martha Stewart products at K-Mart. In addition, 2001 net sales reflect the addition of the Kitchenware product line to the Company-operated factory stores.

Cutlery

Net sales for the Cutlery category in the second quarter of 2001 were $7.3 million, an increase of $1.5 million or 26.5% over the second quarter of 2000 net sales of $5.8 million. Year to date net sales for the first half of 2001 for Cutlery were $14.7 million, an increase of $2.4 million or 19.9% over the first half of 2000 net sales of $12.3 million. The increase is attributable to successful new product introductions and additions to the Company's customer base.

Other

Net sales for the "Other" category in the second quarter of 2001 were $10.3 million, a decrease of $11.5 million or 52.1% versus the second quarter of 2000 net sales of $21.8 million. Year to date net sales for the first half of 2001 for the "Other" category were $24.2 million, a decrease of $20.1 million or 45.6% versus the first half of 2000 net sales of $44.3 million. These decreases are primarily attributable to the Company liquidating a significant portion of kitchen accessories sold through Company-operated factory stores in the fourth quarter of 2000 and the first half of 2001. The Company-operated factory stores are in the process of replacing a portion of these products with EKCO kitchenware and OXO products, which are included in the Kitchenware and OXO product categories.

GROSS PROFIT

Gross profit for the second quarter of 2001 was $42.3 million, a decrease of $9.6 million when compared to gross profit of $51.9 million for the second quarter of 2000. As a percentage of net sales, gross profit decreased to 26.0% in the second quarter of 2001 from 29.8% in the second quarter of 2000.

Gross profit for the first half of 2001 was $90.8 million, a decrease of $21.7 million when compared to $112.5 million the first half of 2000. As a percentage of net sales, gross profit decreased to 27.2% in the first half of 2001 from 31.1% in the first half of 2000.

The decrease in gross profit in the first half of 2001 versus the first half of 2000 is attributable to several factors including; the decline in net sales; program implementation in the first quarter of 2001 to discontinue a significant number of stock-keeping units (SKU's) across all product lines to reduce inventory and warehousing costs and to improve customer service-a substantial portion of these discontinued products were liquidated in the first half of 2001; and a modest shift in channel mix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the second quarter 2001 were $41.8 million, a decrease of $11.9 million or 22.2% from $53.7 million in the second quarter of 2000. As a percentage of net sales, selling, general and administrative expenses decreased in the second quarter to 25.6% from 30.8% in the second quarter of 2000.

Selling, general and administrative expenses for the first half of 2001 were $91.0 million, a decrease of $15.1 million or 14.2% from $106.1 million for the first half of 2000. As a percentage of net sales, selling, general and administrative expenses decreased for the first half of 2001 to 27.3% compared to 29.3% for the first half of 2000.

These favorable decreases are the direct result of management's emphasis on reducing costs. Administrative expenses have been reduced due to significant headcount reductions, and overall business realignment efforts including the integration of the EKCO and GHC operations into the Company that was completed by the end of 2000 and the restructuring and rationalization programs being implemented in 2001. In addition, advertising costs have been reduced from prior year.

RESTRUCTURING AND RATIONALIZATION

In 2001, the Company implemented an initiative to restructure and rationalize several aspects of the Company's manufacturing, distribution and administrative operations including the following:

     1) Exit from the Martinsburg, West Virginia facility by the end of the first quarter of 2002, where the Corningware(R) and Visions(R) product lines are manufactured.
     2) Consolidation of distribution operations at Waynesboro, Virginia into the Company's existing distribution centers at Monee, Illinois and Greencastle, Pennsylvania. Waynesboro is expected to cease operations during the first quarter of 2002.
     3) Significant restructuring of metal bakeware manufacturing at Massillon, Ohio to reduce costs.
     4) Exit from the Wauconda, Illinois facility by the end of the year 2001, where Chicago Cutlery(R) product lines are manufactured.
     5) Business redesign activities associated with rationalizing processes and headcount throughout the organization to improve overall efficiency, effectiveness and responsiveness of the organization.

Restructuring and rationalization expenses were $37.1 million for the first half of 2001. The charges recorded consist of asset disposals of $19.3 million; employee termination expenses of $12.3 million, other exit costs of $1.6 million and business redesign expenses of $3.9 million.

INTEGRATION RELATED EXPENSES

The Company incurred costs relating to the integration of EKCO and GHC's operations into WKI of $9.5 million for the second quarter of 2000 and $14.1 million for the first half of 2000. The integration costs primarily related to systems implementations, employee compensation arrangements, consulting services and other integration costs. The integration of EKCO and GHC was completed in 2000.

OTHER EXPENSE

Other operating expense for the second quarter of 2001 was $3.2 million versus $3.6 million for the second quarter of 2000. Other operating expense for the first half of 2001 was $6.0 million versus $6.4 million for the first half of 2000. The decline in other operating expense is primarily attributable to the impact of foreign currency exchange rates.

INTEREST EXPENSE

Interest expense was $18.9 million in the second quarter of 2001 compared to $19.3 million in the second quarter of 2000. A decrease in interest rates was partially offset by higher debt balances in the second quarter of 2001 versus the second quarter of 2000, and higher amortization of fees incurred as a result of the renegotiated credit agreement.

Year-to-date interest expense for the first half of 2001 was $37.5 million versus $36.2 million for the first half of 2000. The $1.3 million increase is due to the higher average outstanding debt balance in the first half 2001 versus 2000 and higher amortization of fees incurred as a result of the renegotiated credit agreement partially offset by lower average interest rates.

INCOME TAX

Income tax expense in the second quarter of 2001was $0.4 million versus no
charge for the second quarter of 2000.   Income tax expense for the first half
of 2001 was $1.1 million compared to an income tax benefit of $6.0 million for
the first half of 2000.   In the first quarter of 2000 the Company did recognize
an income tax benefit on pre-tax losses.  In the third quarter of 2000, the

Company concluded that it was more likely than not that it would not generate sufficient income to realize the net deferred tax assets. The 2001 income tax expense is primarily attributable to foreign income taxes. The Company provided a full valuation allowance on the domestic income tax benefit relating to the current period pre-tax losses.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements arise principally in connection with financing working capital needs, servicing debt obligations, funding manufacturing restructuring costs, financing its recent acquisitions and completing the integration of such acquisitions, and funding capital expenditures. In the third quarter of 2000, the Company's existing $275.0 million revolving credit facility was fully utilized and the Company received a temporary $40.0 million credit facility from Borden to meet its working capital and liquidity requirements. Effective July 2, 2001, Borden increased its line of credit to the Company from $40.0 million to $50.0 million. As of August 13, 2001, the Company had $6.3 million available under the Borden facility.

In order to meet its funding requirements and comply with its financial covenants in the 1998 Credit Agreement, the Company amended and restated its 1998 Credit agreement effective April 12, 2001 (the Amended and Restated Credit Agreement), providing for an additional $25.0 million of financing, which becomes available on August 16, 2001, the date which is 91 days after perfection of the collateral under the Amended and Restated Credit Agreement. The Company also has extended its short-term line of credit from Borden until August 16, 2001 after which Borden will provide to the Company a $25.0 million revolving credit facility. These actions have resulted in an additional $50.0 million in long-term financing commitments, which expire on March 31, 2004. In addition, the Company may elect, within the limitations of its current debt instruments, to obtain additional financing commitments.

The Amended and Restated Credit Agreement also waived the defaults under the coverage ratio and leverage ratios covenants for the quarter ended December 31, 2000 and amended the future financial covenants beginning March 31, 2001. In addition, the Amended and Restated Credit Agreement provides for a first priority lien on substantially all of the Company's assets and its subsidiaries' assets; a pledge of 100% of the stock of all of the Company's domestic subsidiaries and 65% of the stock of certain foreign subsidiaries; increased pricing on the credit facilities; and changes in the restrictions affecting indebtedness, investments, acquisitions, dispositions and prepayment of subordinated indebtedness. The Company believes that these facilities and cash generated from operations will be sufficient to fund operations and capital expenditures. The Company's ability to fund its operations, capital expenditures and debt service will depend upon its future financial, business and other factors, some of which are beyond the Company's control.

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

CASH FLOWS

Through the second quarter of 2001 the Company's operating activities used cash of $9.5 million compared to $1.5 million provided by operating activities during the first half of 2000. Net cash provided by operations in 2000 includes proceeds from the sale of accounts receivable to an affiliate totaling $50 million. No such transaction occurred in 2001. Increased inventory levels in the first half of 2000 primarily offset the cash provided by the sale of receivables. Cash used for restructuring in 2001 was $4.0 million.

Investing activities used cash of $11.3 million in the first half of 2001 compared to $28.7 million in the first half of 2000. The cash used for investing activities in 2000 included costs associated with the systems implementation in the newly acquired EKCO and GHC businesses as well as a scheduled tank repair at the Company's primary dinnerware manufacturing facility.

The net cash provided by financing activities totaling $18.3 million for the first half of 2001 is comparable to the $23.9 million in the first half of 2000.

RESTRUCTURING

In 2001, the Company implemented an initiative to restructure and rationalize several aspects of the Company's manufacturing, distribution and administrative operations. The program will result in charges of approximately $47.0 million and cash payments, including capital expenditures, of approximately $18.0 million in 2001. The program includes five major components:

     (1) Exit from the Martinsburg, West Virginia facility by the end of the first quarter of 2002, where the Corningware(R) and Visions(R) product lines are manufactured.
     (2) Consolidation of distribution operations at Waynesboro, Virginia into the Company's existing distribution centers at Monee, Illinois and Greencastle, Pennsylvania. Waynesboro is expected to cease operations during the first quarter of 2002.
     (3) Significant restructuring of metal bakeware manufacturing at Massillon, Ohio to reduce costs.
     (4) Exit from the Wauconda, Illinois facility by the end of the year 2001, where Chicago Cutlery(R) product lines are manufactured.
     (5) Business redesign activities associated with rationalizing processes and headcount throughout the organization to improve overall efficiency, effectiveness and responsiveness of the organization.

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

The Company reduces foreign currency cash flow exposure due to exchange rate fluctuations by entering into forward foreign currency exchange contracts. The use of these contracts protects cash flows against unfavorable movements in exchange rates, to the extent of the amount under contract. At July 1, 2001, the Company had no forward foreign currency exchange contracts outstanding.

The Company enters into interest rate swaps to lower funding costs or to alter interest rate exposures between fixed and floating rates on long-term debt. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed upon notional principal amount.

Effective January 1, 2001, the Company adopted SFAS No. 133, 137 and 138 related to "Accounting for Derivative Instruments and Hedging Activities". At that time the Company had a $15 million notional amount interest rate swap with a fair value of $(0.2) million. In accordance with these statements, the Company recorded a transition adjustment to other comprehensive income and other liabilities of $0.2 million. At July 1, 2001, the swap had a fair value of
$(0.5) million.    Other comprehensive income and other liabilities have been adjusted accordingly. A 1% increase or decrease in market interest rates would result in a $0.3 million increase/(decrease) in the fair value of the interest rate swap. The swap expires on July 29, 2003.

At July 1, 2001, the Company had $210.0 million in fixed rate debt outstanding. The fair value of the Company's fixed rate debt at July 1, 2001, was $41.8 million.

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

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets". This standard requires that amortization of goodwill and other intangible assets with indefinite lives be discontinued. Instead, goodwill and other intangible assets with indefinite lives will be assessed, at least annually, for impairment by applying a fair-value-based test. However, an intangible asset acquired through contractual or other legal rights or that can be sold, transferred, licensed, rented or exchanged will still be amortized over its useful life, which is no longer capped at 40 years. SFAS No. 142 may have an impact on the carrying value of goodwill and will be implemented as of January 1, 2002. The Company is in the process of determining the impact of implementing SFAS No.142.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The factors discussed below, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report, including without limitation, in "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's related press releases and in oral statements made by authorized officers of the Company. When used in this report, any press release or oral statement, the words "looking forward," "estimate," "project," "anticipate," "expect," "intend," "believe" and similar expressions are intended to identify a forward-looking statement. Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond the Company's control) that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The forward-looking statements regarding such matters are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether actual results and developments will conform with the Company's expectations and predictions, however, is subject to a number of risks and uncertainties, in addition to the risk factors discussed above, including: the Company's ability to comply with the terms of its existing credit facilities, a global economic slowdown in any one, or all, of the Company's sales categories; loss of sales as the Company streamlines and focuses on strategic accounts; unpredictable difficulties or delays in the development of new product programs; increasing reliance on third party manufacturers, increased difficulties in obtaining a consistent supply of basic raw materials such as sand, soda ash, steel or copper and energy inputs such as electrical power or natural gas at stable pricing levels; development by the Company of an adequate administrative infrastructure; technological shifts away from the Company's technologies and core competencies; unforeseen interruptions to the Company's business with its largest customers resulting from, but not limited to, financial instabilities or inventory excesses; the effects of extreme changes in monetary and fiscal policies in the United States and abroad, including extreme currency fluctuations and unforeseen inflationary pressures; drastic and unforeseen price pressures on the Company's products or significant cost increases that cannot be recovered through price increases or productivity improvements; significant changes in interest rates or in the availability of financing for the Company or certain of its customers; loss of any material intellectual property rights; any difficulties in obtaining or retaining the management or other human resource competencies that the Company needs to achieve its business objectives; and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company and its subsidiaries or their business or operations.

                           PART II - OTHER INFORMATION

ITEM 3 - LEGAL PROCEEDINGS
--------------------------

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


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     a)   Exhibit

          10.1 - Amendment dated July 2, 2001 to the credit facility between the Company and Borden, Inc.

     b)   Reports  on  Form  8-K

On May 16, 2001, the registrant filed a report on Form 8-K under "Item 5-Other Events" to announce a press release announcing its first quarter 2001 financial results and a quarterly conference call with bondholders to review the financial results.

SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


          WKI HOLDING COMPANY, INC.


By   /s/ Steven G. Lamb           President and                August 13, 2001
   -----------------------------  Chief Executive Officer
        (Steven G. Lamb)


By   /s/ Joseph W. McGarr         Senior Vice President and    August 13, 2001
   -----------------------------  Chief Financial Officer
        (Joseph W. McGarr)