Form 10-Q
period 2001-09-30
WKI HOLDING CO INC
filed 2001-11-14
CIK 1063574

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

For the quarterly period ended September 30, 2001
                               ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ___________to___________


                        Commission file number 333-57099
                                               ---------

                            WKI HOLDING COMPANY, INC.
                            -------------------------
                                  (Registrant)

               DELAWARE                                16-1403318
               --------                                ----------
       (State of incorporation)            (I.R.S. Employer Identification No.)


         ONE PYREX PLACE, ELMIRA NEW YORK               14902
     --------------------------------------             -----
    (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:  607-377-8000
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

68,160,599 shares of WKI Holding Company, Inc.'s, $0.01 Par Value, were outstanding as of November 13, 2001.

================================================================================

ITEM 1 - FINANCIAL STATEMENTS

                                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                            WKI HOLDING COMPANY, INC.
                               (In thousands, except share and per share amounts)


                                                        THREE MONTHS ENDED               NINE MONTHS ENDED
                                                  ------------------------------  ------------------------------
                                                   SEPTEMBER 30,     OCTOBER 1,    SEPTEMBER 30,    OCTOBER 1,
                                                       2001            2000            2001            2000
                                                  --------------  --------------  --------------  --------------
Net sales                                         $     188,479   $     204,264   $     522,118   $     566,414

Cost of sales                                           142,043         139,321         384,849         389,019
Selling, general and administrative expenses             29,769          53,186         120,801         159,301
Provision for restructuring and rationalization
  costs                                                  10,048              --          47,173              --
Integration related expenses                                 --           7,365              --          21,453
Other expense                                             3,886           2,095           9,894           8,494
                                                  --------------  --------------  --------------  --------------

Operating income (loss)                                   2,733           2,297         (40,599)        (11,853)
Interest expense                                         18,214          18,509          55,681          54,678
                                                  --------------  --------------  --------------  --------------

Loss before taxes on income                             (15,481)        (16,212)        (96,280)        (66,531)
Income tax expense (benefit)                               (175)         57,503             939          51,454
                                                  --------------  --------------  --------------  --------------

Loss before minority interest                           (15,306)        (73,715)        (97,219)       (117,985)
Minority interest in earnings of subsidiary                 100             121             177             230
                                                  --------------  --------------  --------------  --------------

Net loss                                                (15,406)        (73,836)        (97,396)       (118,215)
                                                  --------------  --------------  --------------  --------------

Preferred stock dividends                                (3,930)         (3,404)        (11,379)         (9,856)
                                                  --------------  --------------  --------------  --------------

NET LOSS APPLICABLE TO COMMON STOCK               $     (19,336)  $     (77,240)  $    (108,775)  $    (128,071)
                                                  ==============  ==============  ==============  ==============

BASIC AND DILUTED LOSS PER COMMON SHARE           $       (0.29)  $       (1.15)  $       (1.61)  $       (1.91)
                                                  ==============  ==============  ==============  ==============

Weighted average number of common shares
    outstanding during the period                    67,715,544      67,010,938      67,508,618      66,908,408
                                                  ==============  ==============  ==============  ==============

The accompanying notes are an integral part of these statements.

                              CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                     WKI HOLDING COMPANY, INC.
                                          (In thousands)


                                                                    SEPTEMBER 30,    DECEMBER 31,
                                                                        2001             2000
                                                                   ---------------  --------------
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                     $        4,336   $       7,913
     Accounts receivable (net of allowances of $19,290 in 2001
        and $25,567 in 2000)                                              130,450         146,040
     Inventories:
        Finished and in-process goods                                     178,752         188,011
        Raw materials and supplies                                         20,172          18,571
     Other current assets                                                  16,427          17,017
                                                                   ---------------  --------------
        Total current assets                                              350,137         377,552
                                                                   ---------------  --------------


OTHER ASSETS
     Other assets (net of accumulated amortization of $32,668 in
        2001 and $23,399 in 2000)                                          51,797          55,706
                                                                   ---------------  --------------
                                                                           51,797          55,706
                                                                   ---------------  --------------
PROPERTY AND EQUIPMENT
     Land                                                                   3,668           4,076
     Buildings                                                             86,906          89,789
     Machinery and equipment                                              297,665         305,576
                                                                   ---------------  --------------
                                                                          388,239         399,441
     Less accumulated depreciation                                       (277,951)       (257,985)
                                                                   ---------------  --------------
                                                                          110,288         141,456
                                                                   ---------------  --------------

INTANGIBLES
     Trademarks and patents (net of accumulated amortization
        of $14,384 in 2001 and $9,852 in 2000)                            144,176         148,708
     Goodwill (net of accumulated amortization of $18,501 in
        2001 and $14,373 in 2000)                                         201,670         205,798
                                                                   ---------------  --------------
                                                                          345,846         354,506
                                                                   ---------------  --------------
TOTAL ASSETS                                                       $      858,068   $     929,220
                                                                   ===============  ==============

The accompanying notes are an integral part of these statements.

                             CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                    WKI HOLDING COMPANY, INC.
                       (In thousands, except share and per share amounts)


                                                                  SEPTEMBER 30,    DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' DEFICIT                                 2001             2000
                                                                 ---------------  --------------
CURRENT LIABILITIES
     Accounts payable                                            $       54,841   $      62,418
     Note payable to Borden                                                  --           6,100
     Current maturities of long-term debt                                 3,155           3,635
     Reserve for restructuring                                           13,669              --
     Other current liabilities                                           83,580         104,085
                                                                 ---------------  --------------
                                                                        155,245         176,238
                                                                 ---------------  --------------

OTHER LIABILITIES
     Note payable to Borden                                              23,950              --
     Preferred dividends payable to Borden                               17,815          10,287
     Long-term debt                                                     784,943         766,528
     Non-pension post-employment benefit obligations                     42,899          42,545
     Other long-term liabilities                                         11,351           6,754
                                                                 ---------------  --------------
                                                                        880,958         826,114
                                                                 ---------------  --------------

MINORITY INTEREST IN SUBSIDIARY                                           1,396           1,219

STOCKHOLDERS' DEFICIT
Preferred stock - 5,000,000 shares authorized;
     3,200,000 shares issued                                             95,378          91,527
Common stock - $0.01 par value, 80,000,000 shares authorized;
     68,897,028 and 67,397,028 shares issued in 2001 and 2000,
     respectively                                                           689             674
Common stock held in treasury at cost (736,429 and 280,000
  shares in 2001 and 2000, respectively)                                 (2,151)           (940)
Contributed capital                                                     607,345         604,911
Accumulated deficit                                                    (876,359)       (767,584)
Accumulated other comprehensive income                                   (4,433)         (2,939)
                                                                 ---------------  --------------
     Total stockholders' deficit                                       (179,531)        (74,351)
                                                                 ---------------  --------------

     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                 $      858,068   $     929,220
                                                                 ===============  ==============

The accompanying notes are an integral part of these statements.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   WKI HOLDING COMPANY, INC.
                                         (In thousands)


                                                                        NINE MONTHS ENDED
                                                                  -----------------------------
                                                                   SEPTEMBER 30,    OCTOBER 1,
CASH FLOWS FROM OPERATING ACTIVITIES:                                  2001            2000
                                                                  ---------------  ------------
     Net loss                                                     $      (97,396)  $  (118,215)
     Adjustments to reconcile net loss to net cash used in
       Operating activities:
        Depreciation and amortization                                     38,160        34,778
        Amortization of deferred financing fees                            2,652         1,623
        Minority interest in income of subsidiary                            177           231
        Deferred tax provision                                                --        48,611
        Provision for restructuring and rationalization costs             47,173            --
        Provision for integration-related costs                               --        21,453
        Sale of accounts receivable                                           --        90,000
        Provision for close-out of inventories                                --         2,900
        Provision for post-retirement benefits, net of cash paid          10,861         4,540
     Changes in operating assets and liabilities:
        Accounts receivable                                               15,590       (43,227)
        Inventories                                                        7,229       (35,507)
        Prepaid expenses and other current assets                            590        (3,680)
        Accounts payable and accrued expenses                            (33,757)       15,759
        Cash paid for restructuring and rationalization                   (9,531)           --
        Cash paid for integration-related costs                               --       (32,651)
        Other assets/liabilities                                          (2,651)      (22,415)
                                                                  ---------------  ------------
           NET CASH USED IN OPERATING ACTIVITIES                         (20,903)      (35,800)
                                                                  ---------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment and other assets                (15,323)      (38,797)
     Net proceeds from sale of assets                                      1,500            --
                                                                  ---------------  ------------
           NET CASH USED IN INVESTING ACTIVITIES                         (13,823)      (38,797)
                                                                  ---------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings on Borden revolving credit facility, net                  17,850            --
     Borrowing on revolving credit facility, net                          22,100       105,300
     Repayment of long-term debt, other than revolving
          credit facility                                                 (4,165)       (3,331)
     Issuance of common stock                                              2,449         1,615
     Treasury stock purchases                                             (1,211)         (914)
     Payments of deferred financing fees                                  (5,874)           --
                                                                  ---------------  ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                 31,149       102,670
                                                                  ---------------  ------------

Net change in cash and cash equivalents                                   (3,577)       28,073
Cash and cash equivalents at beginning of period                           7,913         8,368
                                                                  ---------------  ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $        4,336   $    36,441
                                                                  ===============  ============

The accompanying notes are an integral part of these statements.

          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
                            WKI HOLDING COMPANY, INC.
                                 (In thousands)


                                                NINE MONTHS ENDED
                                           ---------------------------
                                           SEPTEMBER 30,    OCTOBER 1,
                                                2001          2000
                                           -------------  ------------
SUPPLEMENTAL DATA:
Cash (received) paid during the year for:
     Income taxes, net                     $        (55)  $      1,863
                                           =============  ============
     Interest                              $     49,855   $     46,322
                                           =============  ============

Non-cash activity:
     Preferred stock dividends             $     11,379   $      9,856
                                           =============  ============

The accompanying notes are an integral part of these statements.

                         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (UNAUDITED)
                                                 WKI HOLDING COMPANY, INC.
                                                       (In thousands)


                                                                                                    ACCUMULATED
                                                                                                       OTHER           TOTAL
                                   PREFERRED   COMMON    TREASURY    CONTRIBUTED    ACCUMULATED    COMPREHENSIVE    STOCKHOLDERS
                                     STOCK      STOCK     STOCK        CAPTIAL        DEFICIT         INCOME          DEFICIT
                                   ----------  -------  ----------  -------------  -------------  ---------------  --------------
BALANCE, DECEMBER 31, 2000         $   91,527  $   674  $    (940)  $    604,911   $   (767,584)  $       (2,939)  $     (74,351)

NET LOSS                                                                                (97,396)                         (97,396)
FOREIGN CURRENCY TRANSLATION
     ADJUSTMENT                                                                                             (672)           (672)
CUMULATIVE EFFECT OF CHANGE
     IN ACCOUNTING FOR DERIVATIVE
     FINANCIAL INSTRUMENTS                                                                                  (189)           (189)
DERIVATIVE FAIR VALUE                                                                                       (633)           (633)
     ADJUSTMENT
                                                                                                                   --------------
TOTAL COMPREHENSIVE INCOME                                                                                               (98,890)
                                                                                                                   --------------
ISSUANCE OF COMMON STOCK                            15                     2,234                                           2,249
COLLECTION OF RECEIVABLE FOR                                                 200                                             200
     STOCK SOLD
REPURCHASE OF COMMON STOCK                                 (1,211)                                                        (1,165)
PREFERRED STOCK DIVIDENDS               3,851                                           (11,379)                          (7,528)
                                   ----------  -------  ----------  -------------  -------------  ---------------  --------------
BALANCE, SEPTEMBER 30, 2001       $   93,378  $   689  $  (2,151)  $   (607,345)  $   (876,345)  $       (4,433)  $    (179,531)
                                   ==========  =======  ==========  =============  =============  ===============  ==============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            WKI HOLDING COMPANY, INC.

(1)     NATURE OF OPERATIONS AND BASIS OF PRESENTATION
WKI Holding Company, Inc. (the Company or WKI) is a leading manufacturer and marketer of housewares, including bakeware, dinnerware, rangetop cookware, kitchen and household products, cutlery and precision cutting tools. The Company believes that its brands, including Corningware(R), Pyrex(R), Corelle(R), Revere Ware(R), Visions(R), EKCO(R), Via(R), Baker's Secret(R), Chicago Cutlery(R), OLO(R), OXO(R) and Grilla Gear(R), constitute one of the broadest and best recognized collection of brands in the housewares industry.

Pursuant to Regulation 15(d) of the Securities Act of 1934, WKI is filing herein its quarterly report on Form 10-Q, which includes the third fiscal quarter of the year ending December 31, 2001. The consolidated financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair statement of the results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. The consolidated financial statements have been compiled without audit and are subject to such year-end adjustments as may be considered appropriate by the registrant and should be read in conjunction with the Company's Form 10-K for the year ended December 31, 2000, which has been filed with the Securities and Exchange Commission.

Certain 2000 amounts have been reclassified to conform with 2001 presentation.

The health of the general economy, which continued to deteriorate in the third quarter of 2001, is not expected to improve in the near term, particularly in light of uncertainties created by recent world events. This economic downturn has affected and is expected to continue to negatively impact the Company. The Company's credit facilities contain financial covenants, which are tied to the Company's earnings and cash flow performance. The Company was in compliance with these financial covenants as of September 30, 2001. However, in light of the poor economic environment there can be no assurance that these covenants will be met at December 31, 2001.

To address the Company's prior performance issues, management embarked upon a comprehensive restructuring and rationalization program beginning in the first quarter of 2001. These programs are expected to generate significant cost savings, some of which will be realized during 2002 and beyond and which will improve the Company's ability to withstand external market pressures. Additionally, as a result of the current downturn in the economy, management amended the credit facility between the Company and Borden, Inc. (Borden), an affiliate of Kohlberg, Kravis Roberts & Co., L.P. (KKR), the Company's parent, to provide for an additional $13 million in financing to cover short-term cash needs.

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

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets". This standard requires that amortization of goodwill and other intangible assets with indefinite lives be discontinued. Instead, goodwill and other intangible assets with indefinite lives will be assessed, at least annually, for impairment by applying a fair-value-based test. However, an intangible asset acquired through contractual or other legal rights or that can be sold, transferred, licensed, rented or exchanged will still be amortized over its useful life, which is no longer capped at 40 years. SFAS No. 142, which may have an impact on the carrying value of goodwill and other intangible assets, will be implemented as of January 1, 2002. The Company is in the process of evaluating the impact of implementing SFAS No.142.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company is in the process of evaluating the impact of implementing SFAS No. 143.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets" which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations - Reporting and Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 retains many of the provisions of SFAS No. 121, but addresses certain implementation issues associated with that Statement. The Company is currently evaluating the impact of implementing SFAS No. 144.

(3) RESTRUCTURING AND RATIONALIZATION
In 2001, the Company implemented an initiative to restructure and rationalize several aspects of the Company's manufacturing, distribution and administrative
operations.   The initiatives include the following:

     (1) Exit from the Martinsburg, West Virginia facility by the end of the first quarter of 2002, where the Corningware(R) and Visions(R) product lines are manufactured. This product will be entirely sourced from third party vendors in 2002.
     (2) Consolidation of certain distribution operations at Waynesboro, Virginia into the Company's existing distribution centers at Monee, Illinois and Greencastle, Pennsylvania. The consolidation is expected to occur in 2002.
     (3) Significant restructuring of metal bakeware manufacturing at Massillon, Ohio to reduce costs.
     (4) Exited the Wauconda, Illinois facility effective September 30, 2001, where Chicago Cutlery(R) product lines were manufactured. These products are now being sourced from third party vendors.
     (5) Business redesign activities associated with rationalizing processes and headcount throughout the organization to improve overall efficiency, effectiveness and responsiveness of the organization.

The initiatives have resulted in $47.2 million of expenses for restructuring and rationalization programs through the third quarter of 2001. To date cash payments of $3.8 million and $5.7 have been made for these programs, respectively.

Restructuring and rationalization expense details are as follows (in 000)'s:

                                          THIRD QUARTER 2001                              YEAR TO DATE SEPTEMBER 2001
                            --------------------------------------------------  --------------------------------------------------
                                                                   TOTAL                                               TOTAL
                                                               RESTRUCTURING                                       RESTRUCTURING
                            RESTRUCTURING   RATIONALIZATION         AND         RESTRUCTURING   RATIONALIZATION         AND
                                CHARGE           CHARGE       RATIONALIZATION       CHARGE           CHARGE       RATIONALIZATION
                            --------------  ----------------  ----------------  --------------  ----------------  ----------------
DISPOSAL OF ASSETS          $          439  $             --  $            439  $       15,450  $          4,318  $         19,768

EMPLOYEE TERMINATION COSTS           4,061                --             4,061          16,339                --            16,339

OTHER EXIT COSTS                     1,900                --             1,900           3,485                --             3,485

BUSINESS REDESIGN COSTS                 --             3,648             3,648              --             7,581             7,581
                            --------------  ----------------  ----------------  --------------  ----------------  ----------------
                            $        6,400  $          3,648  $         10,048  $       35,274  $         11,899  $         47,173
                            ==============  ================  ================  ==============  ================  ================

Restructuring balance sheet details are as follows (in 000)'s:

                                           RESTRUCTURING                                  LIABILITY AT
                            LIABILITY AT      EXPENSE         BALANCE SHEET       CASH    SEPTEMBER 30,
                             12/31/2000         2001        RECLASSIFICATIONS     PAID         2001
                            -------------  --------------  -------------------  --------  --------------
DISPOSAL OF ASSETS          $          --  $       15,450  $          (15,406)  $   (44)  $           --

EMPLOYEE TERMINATION COSTS             --          16,339              (2,366)   (2,517)          11,456

OTHER EXIT COSTS                       --           3,485                  --    (1,272)           2,213
                            -------------  --------------  -------------------  --------  --------------
                            $          --  $       35,274  $          (17,772)  $(3,833)  $       13,669
                            =============  ==============  ===================  ========  ==============

Disposal of Assets
------------------
As part of the restructuring initiative to close or streamline manufacturing, distribution and administrative locations, the tangible assets of the Martinsburg, Waynesboro, Massillon, Wauconda and certain administrative facilities have been written down to fair value. Through the third quarter of 2001, $15.4 million of the expense is related to write down of property and equipment. Management judgment is involved in estimating the tangible assets' fair value; accordingly, actual results could vary significantly from such estimates. Rationalization charges primarily consist of environmental expenditures associated with the closure and anticipated sale of Martinsburg. Management is continuing to evaluate the necessity of additional asset disposals through additional restructuring measures.

Employee termination costs
--------------------------
As part of the restructuring initiative approximately 600 employees have been notified of their release from employment, generating a $16.3 million restructuring charge through the third quarter of 2001. As of September 30, 2001, approximately 250 employees have been released. Included in the charge is a net pension and post retirement benefit charge of $2.4 million, which resulted from the terminations. This charge was reserved in non-pension post employment benefits and other long-term liabilities.

Other exit costs
----------------
Other exit costs primarily consist of legal costs, lease cancellation expenses and shut down costs associated with the closure and anticipated sale of facilities.

Business redesign costs
-----------------------
The Company is in the process of realigning its administrative, manufacturing and sourcing strategies to be more competitive. The business redesign costs primarily include consulting expenses associated with process redesign work required to support the restructuring initiatives, and such costs are expensed as incurred.
Restructuring and rationalization charges generated from these initiatives are expected to increase to approximately $56.0 million, including cash payments of approximately $20.0 million, by the end of 2001. In addition, management is continuing to evaluate the necessity of additional restructuring programs.

(4) SUPPLEMENTAL BALANCE SHEET DATA

                                                (IN THOUSANDS)
                                         SEPTEMBER 30,   DECEMBER 31,
                                             2001            2000
                                        ---------------  -------------
  Other current liabilities
     Wages and employee benefits        $        15,920  $      30,254
     Accrued advertising and promotion           16,227         28,277
     Accrued interest                            14,740         11,601
     Other accrued expenses                      36,693         33,953
                                        ---------------  -------------
                                        $        83,580  $     104,085
                                        ===============  =============

(5) BORROWINGS

On April 12, 2001, the Company entered into an Amended and Restated Credit Agreement, which amended and restated the senior credit agreement dated April 9, 1998 (1998 Credit Agreement), under which $292.0 million of term loans remain outstanding and the $275.0 million revolving credit facility remains in effect. The Amended and Restated Credit Agreement also provides for the following significant changes from the 1998 Credit Agreement: a first priority lien on substantially all of the assets of the Company and its subsidiaries; an additional secured revolving credit facility of $25.0 million maturing on March 31, 2004; amended financial covenants; an additional financial covenant; increased pricing on the credit facilities; and changes in the restrictions affecting, among other things, indebtedness, investments, acquisitions, dispositions and prepayment of subordinated indebtedness.

The Company's Amended and Restated Credit Agreement contains numerous financial and operating covenants that limit the discretion of the Company's management with respect to certain business matters. These covenants place significant restrictions on, among other things, the ability of the Company to incur additional indebtedness, pay dividends and other distributions, prepay subordinated indebtedness, enter into sale and leaseback transactions, create liens or other encumbrances, make capital expenditures, make certain investments or acquisitions, engage in certain transactions with affiliates, sell or otherwise dispose of assets and merge or consolidate with other entities and otherwise restrict corporate activities. In addition, the credit facilities also require that the Company meet certain financial ratios and tests, including a minimum EBITDA, a ratio of debt to EBITDA and a ratio of EBITDA to cash interest expense (where EBITDA represents adjusted cash flow as described more fully in the credit facilities).

The Amended and Restated Credit Agreement contains customary events of default. The Company was in compliance with the financial covenants contained in the senior credit facility as of September 30, 2001.

The current economic downturn has negatively affected, and is expected to continue to negatively affect the Company. As such, there can be no assurance that these covenants will be met at December 31, 2001. The Company believes that it will be able to meet all scheduled debt and interest payments in 2001.

During the third quarter of 2000, Borden agreed to provide the Company a $40.0 million temporary revolving credit facility to assist in meeting working capital requirements, capital expenditures, interest payments and scheduled principal payments. The original maturity date of the Borden facility of December 31, 2000 was extended to March 31, 2004. Effective July 2, 2001, Borden increased its line of credit to the Company from $40.0 million to $50.0 million. On August 16, 2001, Borden's commitment decreased from $50 million to $25.0 million. The facility is secured with an interest on the Company's assets that is second in priority behind the interests securing the Amended and Restated Credit Agreement.

To meet current liquidity requirements the Company, effective October 26, 2001, entered into a $13 million credit facility with Borden, maturing on December 28, 2001, which replaced a prior borrowing which matured on October 25, 2001. The new $13 million credit facility has terms and conditions which are similar to the $25 million revolving credit facility but is unsecured. At November 13, 2001, $23 million was available under the existing revolving credit facilities.


(6)     RELATED PARTY TRANSACTIONS
The following transactions with related parties are included in the consolidated statements of operations for the quarters ended September 30, 2001 and October 1, 2000.

                                                     (IN THOUSANDS)
                                     THREE MONTHS ENDED:          NINE MONTHS ENDED:
                              ------------------------------  -----------------------------
                               SEPTEMBER 30,     OCTOBER 1,   SEPTEMBER 30,     OCTOBER 1,
                                   2001            2000            2001           2000
                              ---------------  -------------  --------------  -------------
Borden management fees        $         (500)  $         625  $          750  $       1,875
Services provided by Borden              285             244             799            319
Interest expense to Borden               667             154           1,729            154
  (note 5)

The Company incurs management fees and expenses for services provided by Borden. In the third quarter of 2001 the Company and Borden amended the management agreement originally dated February 23, 2000. The agreement now provides for a variable payout, not to exceed $2.5 million annually, based on Adjusted EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization, Restructuring and Rationalization expenses). In 2000, the management fee was fixed at $2.5 million annually.

Through the third quarter of 2001, the Company had accrued $11.4 million in preferred stock dividends which are payable to Borden and the Company's parent in the amounts of $7.5 million and $3.9 million, respectively. Dividends payable to Borden are recorded in other long-term liabilities. The dividends payable to the Company's parent will be paid in additional shares and are accrued in preferred stock.

The Company and/or affiliates of the Company, including entities related to KKR, from time to time have purchased, and may in the future purchase, depending on market conditions, senior subordinated notes and other debt obligations previously issued by the Company in the open market or by other means. As of September 30, 2001, affiliates have purchased an aggregate of $80.5 million of senior subordinated notes in open market transactions. Additionally an affiliate of KKR acquired $20.7 million of loans under the Company's senior credit facility during the third quarter of 2001.

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

(8)     DERIVATIVES
Effective January 1, 2001, the Company adopted SFAS No. 133, 137 and 138 related to "Accounting for Derivative Instruments and Hedging Activities". At that time the Company had a $15.0 million notional amount interest rate swap with a fair value of $(0.2) million. In accordance with these statements, the Company recorded a transition adjustment to other comprehensive income and other liabilities of $0.2 million. At September 30, 2001, the swap had a fair value of $(0.8) million. Other comprehensive income and other liabilities have been adjusted accordingly. A 1% increase or decrease in market interest rates would result in a $0.3 million increase/(decrease) in the fair value of the interest rate swap. The swap expires on July 29, 2003.

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

Background
----------

WKI Holding Company Inc. (the Company or WKI), is a leading manufacturer and marketer of bakeware, rangetop cookware, kitchen and household tools, tabletop dinnerware, cutlery, and precision cutting tools. The Company has strong positions in major channels of distribution for its products in North America and has also achieved a significant presence in certain international markets, primarily Asia, Australia, and Latin America. In North America the Company sells both on a wholesale basis to retailers, distributors and other accounts that resell the Company's products, and on a retail basis, through Company-operated factory stores. In the international market the Company has established its presence on a wholesale basis through an international sales force along with localized distribution and marketing capabilities.

Product categories as defined by the Company are Oven/Bakeware, which includes the Corningware(R), Pyrex(R), EKCO(R) metal bakeware, Farberware(R) and Cuisinart(R) brands; Rangetop Cookware which includes the Revere(R), Visions(R) and EKCO(R) Cookware brands; Kitchenware which includes kitchen tools and gadgets sold under the EKCO(R) and Grilla Gear(R) brands; Tabletop which includes Corelle(R) dinnerware; Cutlery which includes the Chicago Cutlery(R) and Regent Sheffield brands; OXO(R) which includes kitchen and household tools under the OXO Good Grips(R), OXO Softworks(TM) , OXO Touchables (TM) and OXO Basics(TM) brand names; and "Other" which includes cleaning products, precision cutting tools sold under the OLFA and OLO(R) brands, and other kitchen accessories that are manufactured by third parties and are sold primarily through the Company-operated factory stores.

In 2001, the Company implemented an initiative to restructure and rationalize several aspects of the Company's manufacturing, distribution and administrative operations. The program will result in charges of approximately $56.0 million and cash payments of approximately $20.0 million in 2001. The program includes five major components:
     (1) Exit from the Martinsburg, West Virginia facility by the end of the first quarter of 2002, where the Corningware(R) and Visions(R) product lines are manufactured.
     (2) Consolidation of certain distribution operations at Waynesboro, Virginia into the Company's existing distribution centers at Monee, Illinois and Greencastle, Pennsylvania. The consolidation is expected to occur in 2002.
     (3) Significant restructuring of metal bakeware manufacturing at Massillon, Ohio to reduce costs.
     (4) Exited the Wauconda, Illinois facility effective September 30, 2001, where Chicago Cutlery(R) product lines were manufactured.
     (5) Business redesign activities associated with rationalizing processes and headcount throughout the organization to improve overall efficiency, effectiveness and responsiveness of the organization.

Management is continuing to evaluate the necessity of additional restructuring measures.

Economic Environment
--------------------

In the third quarter of 2001, the economic environment continued to decline. This was evidenced by reduced sales volume versus the prior year throughout most of the Company's major product categories. This slowdown occurred as customers continued to manage inventories in expectation of a weaker holiday buying season or respond to real declines in retail traffic. In addition, recent world events have continued to affect consumer confidence. As such, it is not possible for the Company to determine the ultimate impact this situation will have on its financial condition and results of operations.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS
---------------------

THIRD QUARTER 2001 VERSUS THIRD QUARTER 2000
--------------------------------------------

                                                             (IN THOUSANDS)
                                            THREE MONTHS ENDED            THREE MONTHS ENDED
                                      ------------------------------  -------------------------------
                                       SEPTEMBER 30,     % OF NET       OCTOBER 1,      % OF NET
                                           2001            SALES           2000           SALES
                                      ---------------  -------------  --------------  ---------------
Net Sales                             $      188,479         100.0%   $     204,264           100.0%
Cost of sales                                142,043          75.4          139,321            68.2
                                      ---------------  -------------  --------------  ---------------
Gross profit                                  46,436          24.6           64,943            31.8

Selling, general and administrative           29,769          15.8           53,186            26.0
Provision for restructuring and
   rationalization costs                      10,048           5.3               --              --
Integration related expenses                      --            --            7,365             3.6
Other expenses                                 3,886           2.1            2,095             1.0
                                      ---------------  -------------  --------------  ---------------

Operating income                               2,733           1.4            2,297             1.1
Interest expense                              18,214           9.7           18,509             9.1
                                      ---------------  -------------  --------------  ---------------

Loss before taxes on income                  (15,481)         (8.2)         (16,212)           (7.9)
Income tax (benefit) expense                    (175)         (0.1)          57,503            28.2
                                      ---------------  -------------  --------------  ---------------

Loss before minority interest                (15,306)         (8.1)         (73,715)          (36.1)
Minority interest in earnings of
  subsidiary                                     100           0.1              121             0.1
                                      ---------------  -------------  --------------  ---------------

Net loss                              $      (15,406)         (8.2)%   $    (73,836)          (36.1)%
                                      ===============  =============  ==============  ===============

EBITDA                                        15,545           8.2%          13,977             6.8%
Integration related expenses                      --            --            7,365             3.6
Loss and transaction fees associated
  with sale of assets                             --            --              823             0.4
Provision for restructuring and
  rationalization costs                       10,048           5.3               --              --
                                      ---------------  -------------  --------------  ---------------
     Adjusted EBITDA                  $       25,593          13.6%   $      22,165            10.9%
                                      ===============  =============  ==============  ===============

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

YEAR TO DATE SEPTEMBER 30, 2001 VERSUS YEAR TO DATE OCTOBER 1, 2000
-------------------------------------------------------------------

                                                             (IN THOUSANDS)
                                            NINE MONTHS ENDED              NINE MONTHS ENDED
                                      -----------------------------  ------------------------------
                                       SEPTEMBER 20,     % OF NET      OCTOBER 1,      % OF NET
                                           2001           SALES           2000           SALES
                                      ---------------  ------------  --------------  --------------
Net Sales                             $      522,118         100.0%  $     566,414          100.0%
Cost of sales                                384,849          73.7         389,019           68.7
                                      ---------------  ------------  --------------  --------------
Gross profit                                 137,269          26.3         177,395           31.3


Selling, general and administrative          120,801          23.1         159,301           28.1
Provision for restructuring and
  rationalization costs                       47,173           9.0              --             --
Integration related expenses                      --            --          21,453            3.8
Other expenses                                 9,894           1.9           8,494            1.5
                                      ---------------  ------------  --------------  --------------

Operating loss                               (40,599)         (7.8)        (11,853)          (2.1)
Interest expense                              55,681          10.7          54,678            9.7
                                      ---------------  ------------  --------------  --------------

Loss before taxes on income                  (96,280)        (18.4)        (66,531)         (11.7)
Income tax expense                               939           0.2          51,454            9.1
                                      ---------------  ------------  --------------  --------------

Loss before minority interest                (97,219)        (18.6)       (117,985)         (20.8)
Minority interest in earnings of
  subsidiary                                     177            --             230             --
                                      ---------------  ------------  --------------  --------------

Net loss                              $      (97,396)       (18.7)%  $    (118,215)         (20.9)%
                                      ===============  ============  ==============  ==============

EBITDA                                        (2,439)        (0.5)%         22,925            4.0%
Integration related expenses                      --            --          21,453            3.8
Provisions for close-out inventories              --            --           2,900            0.5
Loss and transaction fees associated
  with sale of assets                             --            --             823            0.1
Provision for restructuring and
  rationalization costs                       47,173           9.0              --             --
                                      ---------------  ------------  --------------  --------------
     Adjusted EBITDA                  $       44,734           8.6%  $      48,101            8.5%
                                      ===============  ============  ==============  ==============

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

NET SALES BY PRODUCT CATEGORIES:
(IN MILLIONS)

                        THREE MONTHS ENDED
                    --------------------------
                    SEPTEMBER 1,   OCTOBER 1,
                        2001          2000      $ CHANGE     % CHANGE
                    -------------  -----------  ---------  -----------
Oven Bakeware       $        64.6  $      69.3  $  (4.7)      (6.8)  %
Tabletop                     37.0         41.7     (4.7)     (11.2)
Rangetop Cookware            26.4         25.4      1.0        3.8
OXO                          19.3         19.7     (0.4)      (2.3)
Kitchenware                  19.1         18.8      0.3        1.9
Cutlery                       8.6          7.6      1.0       12.4
Other                        12.5         17.9     (5.4)     (29.8)
                    -------------  -----------  ---------
  Sub-Total         $       187.5  $     200.4  $ (12.9)      (6.4)
Cleaning (1)                  1.0          3.9     (2.9)     (74.3)
  Total             $       188.5  $     204.3  $ (15.8)      (7.7)  %
                    =============  ===========  =========


                        NINE MONTHS ENDED
                    --------------------------
                    SEPTEMBER 1,   OCTOBER 1,
                        2001          2000      $ CHANGE     % CHANGE
                    -------------  -----------  ---------  -----------
Oven Bakeware       $       164.6  $     184.4  $ (19.8)     (10.7)  %
Tabletop                    119.5        125.0     (5.5)      (4.4)
Rangetop Cookware            71.4         63.7      7.7       12.1
OXO                          53.5         49.2      4.3        8.8
Kitchenware                  52.1         48.4      3.7        7.8
Cutlery                      23.3         19.9      3.4       17.0
Other                        36.7         62.3    (25.6)     (41.1)
                    -------------  -----------  ---------
  Sub-Total         $       521.1  $     552.9  $ (31.8)      (5.8)
Cleaning (1)                  1.0         13.5    (12.5)     (92.6)
                    -------------  -----------  ---------
  Total             $       522.1  $     566.4  $ (44.3)      (7.8)  %
                    =============  ===========  =========

(1) The Company exited the cleaning products line in the third quarter of 2000. Sales in 2001 reflect the closeout of the remaining cleaning inventories.


NET SALES

Net sales for the third quarter of 2001 were $188.5 million, a decrease of $15.8 million or 7.7% versus the third quarter of 2000 net sales of $204.3 million. Excluding the impact of exiting the cleaning products line, net sales for the third quarter of 2001 declined $12.9 million or 6.4% versus the third quarter of 2000.

Year to date net sales through the third quarter 2001 were $522.1 million, a decrease of $44.3 million or 7.8% versus net sales of $566.4 million in the comparable period in 2000. Excluding the impact of exiting the cleaning products line, net sales through the third quarter of 2001 declined $31.8 million or 5.8% versus the comparable period in 2000.

The decrease for the quarter, excluding the exit of the cleaning products line, is primarily attributable to lower volumes as a result of the continued downturn in the economy. This was evidenced in lower sales at the factory stores, curtailment of shipments to financially troubled accounts and shortfalls in grocery distribution channels. The year to date shortfall versus prior year, excluding the exit of the cleaning products line, is also largely volume driven as seen in lower factory store sales, softness in the grocery channel and lower international sales.

Oven Bakeware

Net sales for the Oven Bakeware category in the third quarter of 2001 were $64.6 million, a decrease of $4.7 million or 6.8% versus the third quarter of 2000 net sales of $69.3 million. Year to date net sales through the third quarter of 2001 for Oven Bakeware were $164.6 million, a decrease of $19.8 million or 10.7% versus net sales of $184.4 million for the comparable period in 2000. The decrease for the quarter is primarily attributable to lower sales in grocery channels as a result of competitive pricing pressures and the curtailment of shipments to financially troubled retailers. The year to date decrease is primarily attributable to the loss of Corningware original equipment manufacturing program, competitive pricing pressures in the grocery channel and softness in certain international markets.

Tabletop

Net sales for the Tabletop category in the third quarter of 2001 were $37.0 million, a decrease of $4.7 million or 11.2% from the third quarter of 2000 net sales of $41.7 million. Year to date net sales through the third quarter of 2001 were $119.5 million, a decrease of $5.5 million or 4.4% versus net sales of $125.0 million for the comparable period in 2000. The decline is attributable to retail softness in the domestic market following a flat first half of 2001. Successful new product introductions including the Corningware Tabletop line, Corelle Coordinates and new Corelle patterns substantially offset the reduction in sales in the factory stores as well as to financially troubled retailers.

Rangetop Cookware

Net sales for the Rangetop Cookware category in the third quarter of 2001 were $26.4 million, an increase of $1.0 million or 3.8% versus the third quarter of 2000 net sales of $25.4 million. Year to date net sales through the third quarter of 2001were $71.4 million, an increase of $7.7 million or 12.1% over net sales of $63.7 million for the comparable period in 2000. The increase for the third quarter and year-to-date is primarily due to mass merchant sales, most notably the successful introduction of the Martha Stewart products at K-Mart and the introduction of the Magnalite(R) products at Wal-Mart.

OXO

Net sales for OXO in the third quarter of 2001 were $19.3 million, a decrease of $0.4 million or 2.3% over the third quarter of 2000 net sales of $19.7 million. Year to date net sales through the third quarter of 2001 were $53.5 million, an increase of $4.3 million or 8.8% over net sales of $49.2 million for the comparable period in 2000. The decrease in the third quarter of 2001 versus the third quarter of 2000 is primarily due to the timing of promotional programs. The year-to-date increase through the third quarter of 2001 versus the comparable period in 2000, is attributable to successful new product launches including the OXO SteeL line of stainless steel kitchen tools and utensils, OXO Good Grips enamel tea kettles and extensions to OXO Good Grips cleaning and food preparation products.

Kitchenware

Net sales for the Kitchenware category in the third quarter of 2001 were $19.1 million, an increase of $0.3 million or 1.9% over the third quarter of 2000 net sales of $18.8 million. Year to date net sales through the third quarter of 2001 were $52.1 million, an increase of $3.7 million or 7.8% over net sales of $48.4 million for the comparable period in 2000. Sales for the quarter were consistent with those in the prior year. Year-to-date, increased net sales reflect the addition of the Kitchenware product line to the Company-operated factory stores.

Cutlery

Net sales for the Cutlery category in the third quarter of 2001 were $8.6 million, an increase of $1.0 million or 12.4% over the third quarter of 2000 net sales of $7.6 million. Year to date net sales through the third quarter of 2001 were $23.3 million, an increase of $3.4 million or 17.0% over net sales of $19.9 million for the comparable period in 2000. The increase for the third quarter and year-to-date is primarily attributable to successful new product introductions in the mass merchant channel and additions to the Company's customer base.

Other

Net sales for the "Other" category in the third quarter of 2001 were $12.5 million, a decrease of $5.4 million or 29.8% versus the third quarter of 2000 net sales of $17.9 million. Year to date net sales through the third quarter of 2001 for the "Other" category were $36.7 million, a decrease of $25.6 million or 41.1% versus net sales of $62.3 million for the comparable period in 2000. The decreases are primarily attributable to the Company discontinuing a portion of kitchen accessories sold through Company-operated factory stores in the fourth quarter of 2000 and the first half of 2001. The Company-operated factory stores are in the process of replacing a portion of these products with EKCO and OXO branded products, which are included in the Kitchenware and OXO product categories.

GROSS PROFIT

Gross profit for the third quarter of 2001 was $46.4 million, a decrease of $18.5 million when compared to gross profit of $64.9 million for the third quarter of 2000. As a percentage of net sales, gross profit decreased to 24.6% in the third quarter of 2001 from 31.8% in the third quarter of 2000.

Year-to-date gross profit through the third quarter of 2001 was $137.3 million, a decrease of $40.1 million when compared to $177.4 million for the comparable period in 2000. As a percentage of net sales, gross profit decreased to 26.3% through the third quarter of 2001 from 31.3% through the third quarter of 2000. The third quarter and year to date decreases are primarily attributable to a volume driven decrease in net sales and the impact of the Company's efforts to improve cash flow with a comprehensive inventory management program. The first element of this program, implemented in the first quarter of 2001, led to the elimination of a significant number of stock-keeping units (SKU's) across all product lines. These discontinued items were sold at lower than normal prices, which impacted gross margin realization. The second element of the program included a comprehensive analysis of the total supply chain, which resulted in production curtailments at various manufacturing facilities. In the short term, these curtailments increase the cost of inventories and as a result, gross margins in the third quarter were unfavorably impacted. In the future, however, these actions should reduce overall carrying costs and improve customer service levels.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the third quarter 2001 were $29.8 million, a decrease of $23.4 million or 44.0% from $53.2 million in the third quarter of 2000. As a percentage of net sales, selling, general and administrative expenses decreased in the third quarter of 2001 to 15.8% from 26.6% in the third quarter of 2000.

Year-to-date selling, general and administrative expenses through the third quarter of 2001 were $120.8 million, a decrease of $38.5 million or 24.2% from $159.3 million for the comparable period in 2000. As a percentage of net sales, selling, general and administrative expenses decreased through the third quarter of 2001 to 23.1% compared to 28.1% for the comparable period in 2000.

Administrative expenses have been significantly reduced as a result of the Company's emphasis on managing costs and streamlining support functions. This included the consolidation of EKCO Group, Inc. (EKCO) and General Housewares Corporation (GHC), into the Company at the end of 2000. In addition, the Company has implemented new cost control measures leading to reductions in discretionary advertising and product development spending, lower overall employee expenses and further headcount reductions from the prior year.

RESTRUCTURING AND RATIONALIZATION

In 2001, the Company implemented an initiative to restructure and rationalize several aspects of the Company's manufacturing, distribution and administrative operations including the following:

     1) Exit from the Martinsburg, West Virginia facility by the end of the first quarter of 2002, where the Corningware(R) and Visions(R) product lines are manufactured.
     2) Consolidation of certain distribution operations at Waynesboro, Virginia into the Company's existing distribution centers at Monee, Illinois and Greencastle, Pennsylvania. The consolidation is expected to occur in 2002.
     3) Significant restructuring of metal bakeware manufacturing at Massillon, Ohio to reduce costs.
     4) Exited the Wauconda, Illinois facility effective September 30, 2001, where Chicago Cutlery(R) product lines were manufactured.
     5) Business redesign activities associated with rationalizing processes and headcount throughout the organization to improve overall efficiency, effectiveness and responsiveness of the organization.

Restructuring and rationalization expenses were $10.0 and $47.2 million for the third quarter and year to date, respectively. The charges consist of asset disposals, employee termination expenses, other exit costs and business redesign expenses.

INTEGRATION RELATED EXPENSES

The Company incurred costs relating to the integration of EKCO and GHC's operations into WKI of $7.4 million for the third quarter of 2000 and $21.5 million through the third quarter of 2000. The integration costs primarily related to systems implementations, employee compensation arrangements, consulting services and other integration costs. The integration of EKCO and GHC was completed in 2000.

OTHER EXPENSE, NET

Other operating expense for the third quarter of 2001 was $3.9 million versus $2.1 million for the third quarter of 2000. Year-to-date other operating expense through the third quarter of 2001 was $9.9 million versus $8.5 million for the comparable period in 2000. The increase for the quarter and year-to-date is attributable to a $0.7 million investment gain in 2000 that did not occur in 2001 and a reduction in brand licensing programs.

INTEREST EXPENSE

Interest expense was $18.2 million in the third quarter of 2001 compared to $18.5 million in the third quarter of 2000. A decrease in average interest rates was partially offset by higher average debt balances in the third quarter of 2001 versus 2000, and higher amortization of fees incurred as a result of the renegotiated credit agreement.

Year-to-date interest expense through the third quarter of 2001 was $55.7 million versus $54.7 million for the comparable period in 2000. The $1.0 million increase from 2000 to 2001 is primarily due to higher amortization of fees incurred as a result of the renegotiated credit agreement. Lower average interest rates were effectively offset by higher average outstanding debt.

INCOME TAX

In the third quarter of 2001, there was an income tax benefit of $0.2 million compared to income tax expense of $57.5 million in the third quarter of 2000. In the third quarter of 2000, the Company concluded that it was more likely than not that it would not generate sufficient income to realize the net deferred tax assets. The Company provided a full valuation allowance on the domestic income tax benefit relating to the current period pre-tax losses. The 2001 income taxes are primarily attributable to foreign and state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company's capital requirements arise principally in connection with financing working capital needs, servicing debt obligations, funding manufacturing restructuring costs, financing its acquisitions and completing the integration of such acquisitions, and funding capital expenditures. During 2000, the Company fully utilized its $275.0 million revolving credit facility and received a temporary $40.0 million credit facility from Borden to meet its working capital and liquidity requirements.

On April 12, 2001, the Company amended and restated its temporary $40 million credit facility from Borden to provide a permanent $40 million revolving facility maturing March 31, 2004. On July 2, 2001, Borden increased its commitment to $50 million. Also on April 12, 2001, the Company amended and restated its 1998 Credit Agreement to provide, among other things, an additional secured revolving credit facility of $25 million. The additional $25 million facility became available on August 16, 2001 and matures March 31, 2004. Upon the availability of this $25 million facility, Borden's commitment decreased from $50 million to $25 million. These actions have resulted in an additional $50.0 million in long-term financing commitments, which expire on March 31, 2004. In addition, the Company may elect, within the limitations of its current debt instruments, to obtain additional financing commitments.

To meet current liquidity requirements the Company, effective October 26, 2001, entered into a $13 million credit facility with Borden, maturing on December 28, 2001, which replaced a prior borrowing which matured on October 25, 2001. The new $13 million credit facility has terms and conditions which are similar to the $25 million revolving credit facility but is unsecured. At November 13, 2001, $23 million was available under the existing revolving credit facilities.

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

The credit facilities and the indenture contain customary events of default. The Company was in compliance with the financial covenants contained in its credit facilities as of September 30, 2001. The current economic downturn has effected and is expected to continue to negatively affect the Company. As such there can be no assurance that these covenants will be met at December 31, 2001. The Company believes that it will be able to meet all scheduled debt and interest payments in 2001.

In 2001, the Company implemented an initiative to restructure and rationalize several aspects of the Company's manufacturing, distribution and administrative operations. The program will result in cash payments of approximately $20.0 million in 2001.

CASH FLOWS

Through the third quarter of 2001, the Company's operating activities used cash of $20.9 million compared to $35.8 million used in operating activities through the third quarter of 2000. This improvement in relation to the prior year was largely driven by significant inventory reduction efforts and lower restructuring spending in 2001 compared to integration spending in 2000.

Accounts receivable generated cash of $15.6 million as a result of lower volumes in relation to the comparable period in 2000. The prior period was positively impacted by the sale of $90 million of receivables to an affiliate, which yielded net cash benefits of approximately $40.0 million. No such transaction occurred in 2001. Inventory levels decreased by $7.2 million as compared to an increase of $35.5 million for the comparable period in 2000. This was the result of the Company's emphasis on managing inventory purchases and reducing prior inventories with an aggressive inventory SKU rationalization program.
Cash used for restructuring and rationalization programs in 2001 was $9.5 million. Integration related cash expenditures related to the acquisitions of EKCO and GHC operations were approximately $32.7 million through the third quarter of 2000.

Investing activities used cash of $13.8 million through the third quarter of 2001 compared to $38.8 million through the third quarter of 2000. Cash used in investing activities in 2001 includes proceeds on the sale of idle property and equipment in the third quarter of 2001. The cash used for investing activities in 2000 included costs associated with the systems implementation in the acquired EKCO and GHC businesses.

Net cash provided by financing activities totaled $31.1 million through the third quarter of 2001 versus $102.7 million through the third quarter of 2000. Cash provided by financing activities was the result of financing the items noted above.

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

From time to time the Company reduces foreign currency cash flow exposure due to exchange rate fluctuations by entering into forward foreign currency exchange contracts. The use of these contracts protects cash flows against unfavorable movements in exchange rates, to the extent of the amount under contract. At September 30, 2001, the Company had no forward foreign currency exchange contracts outstanding.

The Company enters into interest rate swaps to lower funding costs or to alter interest rate exposures between fixed and floating rates on long-term debt. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed upon notional principal amount.

Effective January 1, 2001, the Company adopted SFAS No. 133, 137 and 138 related to "Accounting for Derivative Instruments and Hedging Activities". At that time the Company had a $15 million notional amount interest rate swap with a fair value of $(0.2) million. In accordance with these statements, the Company recorded a transition adjustment to other comprehensive income and other liabilities of $0.2 million. At September 30, 2001, the swap had a fair value
of $(0.8) million.    Other comprehensive income and other liabilities have been adjusted accordingly. A 1% increase or decrease in market interest rates would result in a $0.3 million increase/(decrease) in the fair value of the interest rate swap. The swap expires on July 29, 2003.

At September 30, 2001, the Company had $210.0 million in fixed rate debt outstanding. The fair value of the Company's fixed rate debt at September 30, 2001, was $42.0 million.

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

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets". This standard requires that amortization of goodwill and other intangible assets with indefinite lives be discontinued. Instead, goodwill and other intangible assets with indefinite lives will be assessed, at least annually, for impairment by applying a fair-value-based test. However, an intangible asset acquired through contractual or other legal rights or that can be sold, transferred, licensed, rented or exchanged will still be amortized over its useful life, which is no longer capped at 40 years. SFAS No. 142, may have an impact on the carrying value of goodwill and other intangibles and will be implemented as of January 1, 2002. The Company is in the process of evaluating the impact of implementing SFAS No.142.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company is in the process of evaluating the impact of implementing SFAS No. 143.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets" which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations - Reporting and Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 retains many of the provisions of SFAS No. 121, but addresses certain implementation issues associated with that Statement. The Company is currently evaluating the impact of implementing SFAS No. 144.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" and other intangibles for certain forward-looking statements. The factors discussed below, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report, including without limitation, in "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's related press releases and in oral statements made by authorized officers of the Company.
When used in this report, any press release or oral statement, the words "looking forward," "estimate," "project," "anticipate," "expect," "intend," "believe" and similar expressions are intended to identify a forward-looking statement. Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond the Company's control) that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The forward-looking statements regarding such matters are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether actual results and developments will conform with the Company's expectations and predictions, however, is subject to a number of risks and uncertainties, in addition to the risk factors discussed above, including: the Company's ability to comply with the terms of its existing credit facilities, a global economic slowdown in any one, or all, of the Company's sales categories; loss of sales as the Company streamlines and focuses on strategic accounts; unpredictable difficulties or delays in the development of new product programs; increasing reliance on third party manufacturers, increased difficulties in obtaining a consistent supply of basic raw materials such as sand, soda ash, steel or copper and energy inputs such as electrical power or natural gas at stable pricing levels; development by the Company of an adequate administrative infrastructure; technological shifts away from the Company's technologies and core competencies; unforeseen interruptions to the Company's business with its largest customers resulting from, but not limited to, the continuation of the current economic downturn; financial instabilities or inventory excesses; the effects of extreme changes in monetary and fiscal policies in the United States and abroad, including extreme currency fluctuations and unforeseen inflationary pressures; drastic and unforeseen price pressures on the Company's products or significant cost increases that cannot be recovered through price increases or productivity improvements; significant changes in interest rates or in the availability of financing for the Company or certain of its customers; loss of any material intellectual property rights; any difficulties in obtaining or retaining the management or other human resource competencies that the Company needs to achieve its business objectives; and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company and its subsidiaries or their business or operations.

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


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     a)   Exhibit

          10.1 - Amendment dated September 25, 2001 to the credit facility between the Company and Borden, Inc.


          10.2 - Amendment dated October 26, 2001 to the credit facility between the Company and Borden, Inc.

     b)   Reports  on  Form  8-K

          On August 13, 2001, the registrant filed a report on Form 8-K under "Item 5-Other Events" to announce a press release announcing its quarterly conference call with bondholders to review financial results.

          On August 14, 2001, the registrant filed a report on Form 8-K under "Item 5-Other Events" to announce a press release announcing its second quarter 2001 financial results.

SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


    WKI HOLDING COMPANY, INC.


By  /s/ Steven G. Lamb           President and                November 14, 2001
   --------------------------    Chief Executive Officer
       (Steven G. Lamb)


By  /s/ Joseph W. McGarr         Senior Vice President and    November 14, 2001
   --------------------------    Chief Financial Officer
       (Joseph W. McGarr)