Form 10-K405
period 2001-12-31
WKI HOLDING CO INC
filed 2002-03-29
CIK 1063574

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC  20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     DECEMBER 31, 2001
                          --------------------------

                        Commission file number 333-57099
                                               ---------

                            WKI HOLDING COMPANY, INC.
                            -------------------------
                                  (Registrant)

           Delaware                                     16-1403318
    ----------------------                   ----------------------------------
   (State of Incorporation)                 (I.R.S. Employer Identification No.)

   One Pyrex Place, P.O. Box 1555, Elmira, New York              14902-1555
   ------------------------------------------------              ----------
      (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  607-377-8000
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in any information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

68,910,716 shares of WKI Holding Company, Inc.'s, $0.01 Par Value, were outstanding as of March 28, 2002.

Documents incorporated by reference in this annual report - See the Exhibit index in Item 14.

                                     PART I

ITEM 1 - BUSINESS
-----------------

GENERAL  DEVELOPMENT  OF  THE  BUSINESS

WKI Holding Company Inc. (the Company or WKI) is a leading manufacturer and marketer of consumer bakeware, dinnerware, kitchen and household tools, rangetop cookware and cutlery product categories. The Company has strong positions in major channels of distribution for its products in North America and has also achieved a significant presence in certain international markets, primarily Asia, Australia, and Latin America. In North America, the Company sells both on a wholesale basis to retailers, distributors and other accounts that resell the Company's products, and on a retail basis, through Company-operated factory stores. In the international market, the Company has established its presence on a wholesale basis through an international sales force coupled with localized distribution and marketing capabilities.

The Company's business began as an unincorporated division of Corning Incorporated (Corning) in 1915 with the invention of the heat-resistant glass that has become known as Pyrex(R) glassware. In 1958, Corning introduced Corningware(R) bakeware, a versatile glass-ceramic cookware product. Corelle(R) dinnerware, a proprietary three-layer, two-glass product with high mechanical strength properties and designed for everyday use was launched in 1970. Visions(R) cookware, a lower cost, clear glass-ceramic cookware line was introduced in 1982. In 1988, Corning supplemented its cookware product lines with the acquisition of the Revere business, which distributes stainless steel and aluminum cookware and rangetop products known as Revere Ware(R).

On March 2, 1998, Corning, the Company, Borden, Inc. (Borden), and CCPC Acquisition Corp. (CCPC) entered into a Recapitalization Agreement pursuant to which on April 1, 1998 (Closing Date) CCPC acquired 92% of the outstanding shares of common stock, par value $0.01 per share of WKI from Corning for $110.4 million (Recapitalization). The stock acquisition was financed by an equity investment in CCPC by BW Holding LLC, an affiliate of Kohlberg, Kravis Roberts & Co., L.P. (KKR), the parent company of Borden and CCPC. Pursuant to the Recapitalization, the Company paid Corning a dividend of $482.8 million, which was financed through borrowings under senior facilities and the issuance of 9 5/8% Series B Senior Subordinated Notes (9 5/8% Notes) due 2008.

The Company completed the acquisitions of EKCO Group, Inc. (EKCO) effective September 13, 1999 and General Housewares Corp. (GHC) on October 21, 1999, in
two separate transactions.   EKCO was a manufacturer and marketer of branded
consumer products including household items such as bakeware, kitchen and household tools, cleaning products, brooms, brushes and mops. The Company exited its cleaning product line in 2000. GHC manufactured and marketed consumer durable goods with principal lines of business consisting of kitchen and household tools, precision cutting tools, kitchen cutlery and cookware. The Company financed these acquisitions through the issuance of $150 million in common stock to CCPC, $50 million in junior cumulative preferred stock to Borden and additional borrowings under the Company's existing credit facilities. Additional information regarding the Company's acquisitions can be found in Note 4 to the Consolidated Financial Statements.

Since the completion of these acquisitions, the Company has been involved in various business redesign activities associated with restructuring and rationalizing processes and headcount to improve the overall efficiency, effectiveness and responsiveness of the organization.

During 2000, the Company dedicated extensive resources to the integration of the acquired businesses of EKCO and GHC. The integration included the consolidation of acquired distribution facilities into a new 700,000 square foot distribution center in Monee, Illinois, redesigning the Company's enterprise-wide computer system to accommodate the acquired facilities and new business lines, as well as combining sales, marketing, finance, executive administration, human resources and information technology efforts. By the end of 2000, most integration activities were complete. The integration process contributed to the Company's substantial increase in indebtedness in 2000, and for the period ended December 31, 2000, the Company failed to satisfy certain covenants under its existing credit facility.

In January 2001, the Company announced Steven G. Lamb as its new President and Chief Executive Officer. In addition, in 2001, the WKI Board of Directors approved plans to restructure several aspects of the Company's manufacturing and distribution operations and consolidate certain administrative functions. These measures resulted in a restructuring charge of $51.9 million and rationalization expenses of $18.5 million in 2001. (See Item 7 - Management Discussion and Analysis, Restructuring and Rationalization Programs). Additional information on the Company's restructuring and rationalization programs is included in Note 13 to the Consolidated Financial Statements. On April 12, 2001, the Company entered into the Amended and Restated Credit Agreement (the "Amended Credit Agreement"), which provided for an additional secured revolving credit facility of $25.0 million maturing on March 31, 2004.

The Company has incurred substantial losses applicable to common shares in each of the last three fiscal years, has had operating losses in each of the last three fiscal years, has had negative cash flow from operations in fiscal years 2000 and 1999 and has a significant stockholders' deficit at December 31, 2001. These losses and cash flow deficiencies were caused by interest expense on substantial indebtedness, restructuring and rationalization expenses, integration and transaction related expenses resulting from the 1999 acquisitions of EKCO and GHC, issues arising from the 1999 enterprise-wide systems implementation and consolidation of distributions centers and a weak U.S. economy in the latter part of 2000 and 2001. The general U.S. economic downturn experienced during 2001 significantly impacted consumer confidence which adversely impacted customer purchase behavior in several of the Company's key channels. This economic downturn has affected and is expected to continue to negatively impact the financial condition and results of operations of the Company. In addition, Kmart, a key WKI customer, declared bankruptcy in January 2002. As a result, the Company assessed the collectibility of its receivable from Kmart and recorded an $8.3 million charge in December 2001.

At December 31, 2001, the Company was not in compliance with certain financial covenants contained in the Amended Credit Agreement. The Company, and the covenants within its credit facilities,measures operating results using earnings before interest, taxes, depreciation and amortization as adjusted for certain restructuring, rationalization, integration and transaction costs (Adjusted EBITDA). The Company did not meet the minimum Adjusted EBITDA, ratio of debt to Adjusted EBITDA and ratio of Adjusted EBITDA to cash interest expense covenants. The default under the senior credit facility as of December 31, 2001, also results in a default under the Borden facility. Accordingly, the holders of the Company's senior credit facilities and Borden have the right to accelerate the maturity of all of the outstanding indebtedness under the respective agreements, which together totals approximately $609.0 million. The holders of the $200.0 million aggregate principal amount of 9 5/8% Notes have the right to accelerate the maturity of their notes if the banks and/or Borden accelerate their payments. The Company does not presently have the ability to fund or refinance the accelerated maturity of this indebtedness. (See Item 7 - Management's Discussion and Analysis, Liquidity and Capital Resources). In light of the above, the Company has reclassified the long term portion of the senior credit facilities, the Borden facility and the 9 5/8% Notes to short term debt on the Consolidated Balance Sheet as of December 31, 2001.

On March 28, 2002 the Company obtained temporary waivers of these and other covenant defaults from its bank syndicate and Borden. By their terms, these waivers terminate on the earliest of (i) May 30, 2002, (ii) the date on which the cash level falls below $20.0 million or the Company delivers to the agent for the bank syndicate a certificate indicating that it projects its cash level to fall below $20 million, (iii) the date on which the Company makes any payment in respect of interest or principal on the 9 5/8% Notes, (iv) the date on which the Company informs its agent for the bank syndicate that the Company intends to make such a payment on the 9 5/8% Notes, and (v) the date the Company prepays any loans under the Borden Facility. In addition, the Borden waiver terminates on the first date the lenders or the Administrative Agent under the Amended Credit Agreement take any action to accelerate the loans thereunder or to exercise any other remedies under the "Loan Documents."

The next scheduled interest payment on the 9 5/8% Notes is due May 1, 2002. The Company currently does not anticipate making this payment as making the payment would cause the waiver of the bank covenant defaults to expire. If the Company does fail to make the interest payments, a new event of default will occur under the senior credit facility and the Borden Facility after the expiration of the applicable grace period. The Company has engaged financial advisors and is discussing various options with its bank syndicate to develop a long-term financial restructuring plan, including resolution of the defaults under the Amended Credit Agreement that will exist after the expiration of the waiver. As part of those discussions, the Company is pursuing opportunities for restructuring its indebtedness and its capital structure. In the event the Company and its lenders are unable to reach an agreement on a restructuring plan that enables the Company to meet its debt obligations, including the interest payment on the 9 5/8% Notes, the Company would need to explore other alternatives, which could include a potential reorganization or restructuring under the bankruptcy laws.

Due to the Company's continuing inability to comply with its covenants under the Amended Credit Agreement, the temporary nature of the waiver the Company obtained from its bank syndicate, the Company's history of losses and stockholders' deficit, there is substantial doubt as to the Company's ability to continue as a going concern.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

For financial reporting purposes, the Company operates in the consumer kitchenware products segment, with principal products as described below. The Company measures operating results using a calculation of earnings before interest, taxes, depreciation and amortization as adjusted for certain restructuring, rationalization, integration and transaction costs (Adjusted EBITDA). The banks use certain profitability measures, including targeted Adjusted EBITDA, to measure compliance with certain covenants within the senior credit facility.

NARRATIVE DESCRIPTION OF THE BUSINESS

PRODUCTS

The Company processes basic raw materials and partially formed materials, such as stainless steel, into products which are close to or in their end use form. The Company manufactures some products at its own facilities and outsources manufacturing of a number of key brands to third party overseas vendors.

In 2001, the Company reported net sales of $745.9 million and Adjusted EBITDA of $63.2 million. The Company's products are sold primarily in the bakeware, dinnerware, kitchen and household tools, rangetop cookware and cutlery and other similar product categories in the consumer kitchenware products segment. Principal brands related to each product category are listed below:

BAKEWARE
Corningware(R). Corningware products are available in a variety of sizes and shapes including round, oval, square and rectangle. They are appropriate for baking or microwaving as well as serving and storing. Glass and plastic covers are included with the following product lines: Corningware French White(TM), Corningware Classics(TM) and Corningware Pop-Ins(TM). Corningware products are currently produced at the Company's Martinsburg, West Virginia facility, which is scheduled to close in the first quarter of 2002. The Company has outsourced production of these products to overseas vendors.

Pyrex(R). Pyrex products are made of tempered soda lime glass and are available in a number of colors, shapes and sizes for a variety of cooking functions. The Company's Pyrex products comprise six sub-brands: Pyrex Bakeware, Pyrex Prepware, Pyrex Storage, Pyrex Storage Deluxe, Pyrex Portables and Pyrex Servware. The Pyrex brands are currently manufactured at the Company's Charleroi, Pennsylvania facility.

EKCO(R). EKCO products consist of a broad line of uncoated bakeware products including cookie sheets, muffin tins, brownie pans, loaf pans and similar items.

Baker's Secret(R). Baker's Secret products consist of a broad line of metal non-stick coated and insulated "no burn" bakeware items. These products are produced at the Company's Massillon, Ohio facility.

DINNERWARE
Corelle(R). Corelle, the Company's dinnerware product line developed in 1971, is produced using a proprietary manufacturing process. This manufacturing process combines three layers of glass and allows the Company to manufacture a dinnerware that is durable and break/chip resistant, as well as light, thin and stackable. Corelle products are produced in the Company's Corning, New York facility.

Other Dinnerware. Corelle(R) cups and mugs are produced in a process which involves pressing and glazing the shapes.

The Company also manufactures a glass tableware product through a pressing process sold in channels similar to those of the Corelle line. Corelle mugs are also produced from a glass ceramic substrate through a pressing process to yield a durable and aesthetically pleasing product.

RANGETOP COOKWARE
Revere Ware(R). The Company's Revere Ware brand products include stainless steel, hard anodized and aluminum non-stick cookware that is sourced from global manufacturers.

The Company's Revere Ware stainless steel cookware products comprise a number of lines including the traditional Revere Copper Clad(TM) and TriPly Bottom(TM), Revere Copper Cuisine(TM), Revere Chef's Supreme(TM), Revere Gourmet Solutions(TM) and ProLine(TM) by Revere sub brands. Certain Revere Gourmet Solutions(TM) products feature patented double pour spouts and colander covers for convenient pouring and straining. ProLine(TM) by Revere Cookware is a professional quality, stainless steel product that competes at higher price points. Other Revere product lines include Revere Chef's Preference(TM), Revere Liberation(TM), and Revere Culinary Advantage(TM), which all include non-stick aluminum construction, pour spouts and straining lids, and Ultra Glide(TM) by Revere, which is a line of non-stick aluminum skillets.

EKCO(R). EKCO brand products include stainless steel and aluminum cookware that is sourced from third-party manufacturers. The Company's EKCO brand of stainless steel products are comprised of the EKCO Endura(TM), the EKCO Eterna line, EKCO Copperelle(TM) and EKCO. The Company's EKCO brand of non-stick aluminum products comprise the EKCO Resolutions(TM) line, the EKCO Radiance(TM) line and the EKCO Generations(TM) line. The EKCO product lines are marketed through multiple channels of distribution.

Visions(R). Introduced in the United States in 1982, Visions products are made with a translucent pyroceram material that allows customers to see what they are cooking. The Company manages Visions as a specialty line and markets Visions products in areas where water-based cooking and simmering are relevant to a market's or community's culture. The Visions product line is currently being phased out in the United States and will be marketed largely in Asia in 2002.

Magnalite. The Company's Magnalite brand products consist of a line of cast aluminum cookware, Magnalite Classic, that is sourced from global manufacturers. Magnalite Classic couples the benefit of even heat distribution with extraordinary durability.

KITCHEN AND HOUSEHOLD TOOLS
The Company markets and sells a broad line of kitchenware products, which it sources from third parties. The products include the following: kitchen tools and gadgets such as spoons, spatulas, ladles, peelers, corkscrews, whisks, can openers and similar cooking accessories items, marketed under the EKCO, Baker's Secret and Revere trademarks; stainless steel and porcelain-on-steel kettles and carafes under the EKCO and Corelle Coordinates trademarks; and cookware under the EKCO trademark. The Company's marketing program employs a "good, better, best" strategy, which the Company feels clearly defines packaging and product design. EKCO products are classified as "good", EKCO PRO products are classified as "better", and Revere products are classified as "best".

OXO(R). The Company markets a broad line of kitchen and household tools under the OXO Good Grips(R), OXO Softworks(TM), OXO Touchables(TM), OXO Basics(TM) and OXO Grind IT brand names. The OXO brand products are developed in the United States and sourced from global manufacturers. WKI has been expanding its assortment of OXO brand products from kitchen tools to household cleaning tools, gardening tools, hand tools and automotive cleaning tools. Many of the kitchen/household tools sold by WKI under the OXO brand utilize a proprietary handle, which is covered by patents owned by the Company that run through December 2007. OXO brand products are distributed primarily in the United States through department stores, gourmet and specialty outlets and mass merchants.

CUTLERY
The company markets four brands of Cutlery; Chicago Cutlery(R), Revere(R), Regent Sheffield(R) and Wiltshire(R).

The Chicago Cutlery brand has a multi-channel marketing strategy and is sold to consumers through most trade channels ranging from department specialty stores to mass-channel retailers. Key differentiating features such as the exclusive Taper Grind(R) edge allows for maximum sharpness and easy blade maintenance. This feature combined with unique ergonomic handle designs enables Chicago Cutlery to also compete and market a full line of commercial food processing knives for the meat and poultry processing industries. In September 2001, the Wauconda manufacturing facility, which produced some of the Chicago Cutlery brands, was closed and all manufacturing and packaging was outsourced.

Revere Cutlery was introduced in 2001. This new line is targeted to mass channel retailers. The product assortment is positioned and sold as a "Good & Better" alternative to department specialty and mass channel retailers.

Regent Sheffield and Wiltshire are licensed brand names from Richardson Sheffield LTD for distribution in the United States, South America and Canada. These two brands have their primary distribution base in the Canadian market where they are sold through all class channels with a broad positioning strategy.

OTHER
The Company's "Other" sales include selected kitchen accessories manufactured by third parties that are primarily sold through the Company-operated factory stores. Also included in "Other" are OLFA precision cutting tools and accessories that are sold to industrial users and through distributors as well as directly to hobby, craft, hardware and fabric stores. "Other" also includes the cleaning products line which the Company decided to exit in 1999.

NEW PRODUCT DEVELOPMENT
New products are developed using a cross functional process of both internal company resources as well as external design and manufacturing firms. New products are funded based upon a comprehensive business plan that incorporates qualitative and quantitative research to leverage the brands' core equity from the consumer's perspective. New product programs are executed using cross functional teams and a disciplined management review process.

MARKETING AND DISTRIBUTION
The Company's products are sold in the United States and in over 90 foreign countries. In the United States (which accounted for approximately 80% of the Company's net sales in 2001), the Company sells both on a wholesale basis to retailers, distributors and other accounts that resell the Company's products and on a retail basis through Company-operated factory stores.

     DOMESTIC WHOLESALE
     In the United States, the Company sells to approximately 2,800 customers consisting of mass merchants, department stores and specialty retailers, as well as through other channels, including retail food stores, hardware stores, drug stores and catalog showrooms.

     DOMESTIC RETAIL
     The Company operates 140 factory stores in 40 states, located primarily in outlet malls. The Company's factory stores, which carry an extensive range of the Company's products, enable the Company to participate in broader distribution and to profitably sell slower-moving inventory. The Company believes that its factory stores, which also sell complementary kitchen accessories, have developed marketing and pricing strategies that generate sales that supplement, rather than compete with, its wholesale customers. The Company-operated factory stores also promote and strengthen the Company's brands, enabling the Company to provide customers a broader assortment of products beyond those that are commonly stocked by third party retailers.

     INTERNATIONAL
     The Company's international sales force, together with localized distribution and marketing capabilities, have allowed the Company to become an established marketer of bakeware and dinnerware in Canada, Korea, Australia, Japan, Singapore, Taiwan, Hong Kong and Mexico. Internationally, the Company sells through a network of distributors as well as directly to customers made up primarily of mass merchants, supermarkets, hypermarkets, department stores and specialty retailers, informal and traditional markets as well as it's own Company-operated factory stores in Australia and Canada.

SALES
The Company's domestic customers are served by a combination of Company salespeople and independent, commissioned representatives. The Company's top 100 accounts are serviced by the Company's direct sales force teams, each consisting of four or five salespeople which are organized (i) by account, for the Company's most significant customers and (ii) by four channel teams, focusing on department stores, specialty stores, regional mass merchandisers, and clubs, hardware and food/continuity. The teams are directly accountable for revenues, allowances and promotional spending Members of the sales teams regularly call on the Company's customers to develop an in-depth understanding of each customer's competitive environment and opportunities. Smaller wholesale accounts are serviced by approximately 40 independent, commissioned sales representatives. The Company's international sales force, with personnel located in twelve countries, work with local retailers and distributors to optimize product assortment, consumer promotions and advertising for local preferences.

MARKETING SUPPORT
The Company provides its customers with marketing support. The Company conducts research on housewares industry trends, including consumer demographics. The Company is also known for its category management skills in determining the optimal planogram layout.

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

SEASONAL  BUSINESS
While seasonal variation in demand is not a large factor in the Company's business, there is a general increase in sales demand in the second half of the year. The fourth quarter typically accounts for approximately 40% of the

Company's earnings as a result of increased consumer spending during the holiday shopping season. This trend was less evident in 2001 due to the economic downturn in the fourth quarter.

CUSTOMERS
In the United States, the Company sells to approximately 2,800 customers made up primarily of mass merchants, department stores and specialty retailers, as well as through other channels, including retail food stores, hardware stores, drug stores, catalog showrooms and its Company-operated factory stores. For 2001, sales to the largest five customers accounted for over 36% of the Company's gross sales. In 2001, 2000 and 1999, Wal-Mart Stores, Inc. accounted for approximately 21%, 15% and 16%, respectively, of the Company's gross sales.

In January 2002, Kmart Corporation (Kmart), one of the Company's top five customers, filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In its filings, the Company indicated that it will reorganize on a fast track basis and has targeted emergence from Chapter 11 in 2003. As a result of this action, the Company evaluated its current exposure and recorded an $8.3 million bad debt reserve based on an estimate of the collectibility of pre-petition accounts receivable. In addition, the Company has re-established new credit terms with Kmart and is managing its exposure closely on a go-forward basis. Company sales to Kmart in 2001 totaled approximately $57 million. Of this amount, approximately 36% of WKI products sold through an arrangement with Martha Stewart Living Omnimedia LLC. Under this contract, the Company can sell its Martha Stewart line only to specified vendors, which currently includes Kmart. Kmart has announced the closure of approximately 280 stores as part of its reorganization program. The Company continues to monitor these initiatives but cannot estimate the ultimate impact they will have on future results of operations.

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

The Company currently manufactures its finished goods in its own facilities and purchases finished goods from various vendors in Asia, Europe and Mexico. A trend towards outsourcing of manufactured products will continue into 2002, most significantly with the outsourcing of the Corningware and Visions product lines after the closure of the Company's Martinsburg, West Virginia facility. The

Company believes that alternative sources of supply at competitive prices are available from other manufacturers of substantially identical products.

The replacement of finished goods suppliers could give rise to certain transition risks, such as interruptions in supply and quality issues that are outside of the Company's control and could have a temporary adverse effect on the Company's operations and financial performance. In addition, significant increases in the cost of any of the Company's principal raw materials could have a material adverse effect on results of operations.

PATENTS  AND  TRADEMARKS
The Company owns numerous United States and foreign trademarks and trade names and has applications for the registration of trademarks and trade names pending in the United States and abroad. The Company's most significant owned trademarks and/or trade names include Corelle(R), Revere(R), Revere Ware(R), Visions(R), EKCO(R), Baker's Secret(R), Chicago Cutlery(R), Good Grips(R) and OXO(R). Other significant trademarks used by the Company are Corningware(R), Pyrex(R), Farberware(R), and Regent Sheffield(R). Upon the consummation of the Recapitalization on April 1, 1998, Corning granted to the Company fully paid, royalty-free licenses to use the Corningware(R) trademark, servicemark and tradename and the Pyroceram(R) trademark in the field of housewares and to use the Pyrex(R) and Visions(R) trademark in the fields of housewares and durable consumer products. These exclusive licenses provide for indefinite renewable ten-year terms. Pyrex(R) licenses are subject to the prior exclusive licenses granted to Newell, a significant competitor of the Company in the United States, and certain of its subsidiaries to distribute in Europe, Russia, the Middle East and Africa. In addition, in connection with the Recapitalization, the Company entered into a license agreement with Corning under which the Company was able to use "Corning" in connection with the Company's business until April 1, 2001(or up to five years in the case of certain molds used in the manufacturing process). The Company has extended this license for one year, expiring April 1, 2002, as it relates to the use of the name "Corning Revere Factory Stores". At this time the Company will begin to use the name "Corningware Corelle Revere Factory Stores."

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

The Company has announced its intention to shut down the Martinsburg facility as part of a broader program of restructuring activities (See Item 7 - Restructuring and Rationalization) and intends to sell the building and assets related to this property. The Company is currently working with environmental experts and representatives from state agencies to assess potential remediation requirements. The Company has also contacted Corning seeking reimbursement of its share of proposed expenditures under the environmental indemnification agreement mentioned above.

In 1999, the Ohio Environmental Protection Agency (Ohio EPA) notified the Company that its Massillon, Ohio manufacturing facility was in violation of certain federal and state clean air act regulations. In December 2000, the Company submitted a proposal listing pollution control alternatives for review by the state. The Company is currently in discussion with the State regarding various proposals and believes it is in compliance with current regulations. Should the Company be required to implement the control regulations proposed by the Ohio EPA, the Company estimates the cost of certain capital improvements to be approximately $1.2 million.

It is the Company's policy to accrue for remediation costs when it is probable that such costs will be incurred and when a range of loss can be reasonably estimated. The Company has accrued approximately $3.8 million at December 31, 2001 for probable environmental remediation and restoration liabilities. This is management's best estimate of these liabilities. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such liabilities or as yet unknown liabilities may exceed current reserves in amounts or a range of amounts that
cannot be estimated as of December 31, 2001.   There can be no assurance that
activities at these or any other facilities or future facilities may not result in additional environmental claims being asserted against the Company or additional investigations or remedial actions being required.

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

EMPLOYEES
At December 31, 2001, the Company had approximately 4,200 employees worldwide, approximately 40% of which were covered by collective bargaining agreements. Approximately 6% of international employees are covered by union contracts. All collective bargaining agreements expire after December 31, 2002.

OTHER
Additional information in response to Item 1 relating to geographic information is found in Note 14 to the Consolidated Financial Statements.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" and other intangibles for certain forward-looking statements. The factors discussed below, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report, including without limitation, in "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's related press releases and in oral statements made by authorized officers of the Company.
When used in this report, any press release or oral statement, the words "looking forward," "estimate," "project," "anticipate," "expect," "intend," "believe" and similar expressions are intended to identify a forward-looking statement. Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond the Company's control) that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The forward-looking statements regarding such matters are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether actual results and developments will conform with the Company's expectations and predictions, however, is subject to a number of risks and uncertainties, including the Company's ability to obtain a waiver of default under the terms of its existing credit facilities; the Company's ability to obtain additional sources of liquidity; a continuance of the global economic slowdown in any one, or all, of the Company's sales categories; loss of sales as the Company streamlines and focuses on strategic accounts; continuing weakness in the retail sector, such as the bankruptcy of Kmart; loss of shelf space at a key customer; unpredictable difficulties or delays in the development of new product programs; increasing reliance on third party manufacturers; increased difficulties in obtaining a consistent supply of basic raw materials and energy inputs at stable pricing levels; technological shifts away from the Company's technologies and core competencies; unforeseen interruptions to the Company's business with its largest customers resulting from, but not limited to, the continuation of the current economic downturn; financial instabilities or inventory excesses; the effects of extreme changes in monetary and fiscal policies in the United States and abroad, including extreme currency fluctuations and unforeseen inflationary pressures; drastic and unforeseen price pressures on the Company's products or significant cost increases that cannot be recovered through price increases or productivity improvements; significant changes in interest rates or in the availability of financing for the Company or certain of its customers; loss of any material intellectual property rights; any difficulties in obtaining or retaining the management or other human resource competencies that the Company needs to achieve its business objectives; acceptance of product changes by the consumer; and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-K are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company and its subsidiaries or their business or operations.

ITEM 2 - PROPERTIES
-------------------

WKI utilizes five primary manufacturing facilities (four in the United States and one outside of the United States) and nine principal packaging and distribution centers (five in the United States and four outside of the United States). The Company's facilities are generally well maintained. The table below summarizes certain data for each of the Company's principal properties, including its manufacturing and distribution facilities:

LOCATION (1)                                 PRIMARY USE                 FACILITY
----------------------------------  ----------------------------  ----------------------
                                                                  SQ. FEET    OWN/LEASE
                                                                  ---------  -----------
DOMESTIC:
Bolingbrook, Illinois (4)           Distribution/Warehouse          260,000  Leased
Charleroi, Pennsylvania             Manufacturing                   585,710  Own
Chambersburg, Pennsylvania          Administrative                   22,000  Leased
Corning, New York                   Manufacturing                   347,000  Own/Leased
Elmira, New York                    Administrative                   80,900  Leased
Franklin Park, Illinois             Administrative                  150,000  Leased
Greencastle, Pennsylvania           Distribution                  1,365,500  Own/Leased
Hamilton, Ohio (2)                  Dormant                         100,000  Leased
Plainfield, Indiana (3)             Distribution/Warehouse          131,000  Leased
Martinsburg, West Virginia (2) (3)  Manufacturing                   451,000  Own
Massillon, Ohio                     Manufacturing                   230,000  Own
Miami, Florida                      Administrative                    4,000  Leased
Monee, Illinois                     Distribution/Warehouse          700,000  Leased
Monroe, Ohio (4)                    Dormant                         158,000  Leased
New York, New York                  Administrative                    8,000  Leased
Reston, Virginia                    Corporate Offices                22,661  Leased
Terre Haute, Indiana                Administrative                   20,000  Leased
Waynesboro, Virginia (3)            Distribution                    155,000  Own/Leased

INTERNATIONAL:
Chepstow, Gwent, U.K. (3)           Admin/Warehouse/Distribution     46,000  Leased
Johor, Malaysia (5)                 Manufacturing/Distribution       58,000  Own
Johor, Malaysia                     Warehouse                        66,134  Own/Leased
Mexico City, Mexico                 Administrative                    3,229  Leased
Mumbia, India                       Administrative                      531  Leased
Niagara Falls, Ontario, Canada      Admin/Warehouse/Distribution    122,000  Own
Niagara Falls, Ontario, Canada      Distribution                     68,000  Leased
Seoul, Korea                        Administrative                    6,000  Leased
Shanghai, China                     Administrative                      438  Leased
Singapore                           Administrative/Warehouse         16,440  Leased
St. Laurent, Quebec, Canada (3)     Administrative/Warehouse         33,000  Leased
Sydney, Australia                   Distribution                     75,000  Leased
Taipei, Taiwan                      Administrative                    1,280  Leased
Tokyo, Japan                        Administrative                    2,000  Leased

(1)     In addition, the Company leases 720,034 sq. ft. of retail space in approximately 140 factory outlet malls with initial lease terms ranging from
        3 to 7 years.


(2)     The Company intends to sell this property in 2002.
(3)     The Company announced that the facility will be closing in early 2002.
(4)     The Company is currently subleasing a portion of this facility to a third party.
(5)     The building housing the Malaysia facility is owned by CIM, a subsidiary that is 80% owned by the Company.  The land on which the facility is located is leased pursuant to a 60-year lease expiring in 2048.


ITEM 3 - LEGAL PROCEEDINGS
--------------------------

Litigation

WKI has been engaged in, and will continue to be engaged in, the defense of product liability claims related to products, particularly the bakeware and cookware product lines. The Company maintains product liability coverage, subject to certain deductibles and maximum coverage levels that the Company believes is adequate and in accordance with industry standards.

In addition to product liability claims, from time to time the Company is involved in various legal actions in the ordinary course of business. The Company believes, based upon information it currently possesses, and taking into account established reserves for estimated liabilities and its insurance coverage, that the ultimate outcome of the proceedings and actions is unlikely to have a material adverse effect on the Company's financial statements. It is reasonably possible, however, that some matters could be decided unfavorably to the Company and could require the Company to pay damages, or make other expenditures in amounts or a range of amounts that cannot be estimated as of December 31, 2001.

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

The Company has announced its intention to shut down the Martinsburg facility as part of a broader program of restructuring activities (See Item 7 - Restructuring and Rationalization) and intends to sell the building and assets related to this property. The Company is currently working with environmental experts and representatives from state agencies to assess potential remediation requirements. The Company has also contacted Corning indicating it will seek reimbursement of proposed expenditures under the environmental indemnification agreement mentioned above.

In 1999 the Ohio Environmental Protection Agency (Ohio EPA) notified the Company that its Massillon, Ohio manufacturing facility was in violation of certain federal and state clean air act regulations. In December 2000, the Company submitted a proposal listing pollution control alternatives for review by the state. The Company is currently in discussion with the State regarding various proposals and believes it is in compliance with current regulations. Should the Company be required to implement the control regulations proposed by the Ohio EPA, the Company estimates the cost of certain capital improvements to be approximately $1.2 million.

It is the Company's policy to accrue for remediation costs when it is probable that such costs will be incurred and when a range of loss can be reasonably estimated. The Company has accrued approximately $3.8 million at December 31, 2001 for probable environmental remediation and restoration liabilities. This is management's best estimate of these liabilities. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such liabilities or as yet unknown liabilities may exceed current reserves in amounts or a range of amounts that
cannot be estimated as of December 31, 2001.   There can be no assurance that
activities at these or any other facilities or future facilities may not result in additional environmental claims being asserted against the Company or additional investigations or remedial actions being required.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

On February 7, 2001, the Company's Board of Directors was elected in its entirety by majority vote of the Company's shareholders.



                                     PART II

ITEM 5 - MARKET FOR THE REGISTRANTS' COMMON STOCK AND RELATED STOCKHOLDER
-------------------------------------------------------------------------
MATTERS
-------

The Company's authorized common stock consists of 80,000,000 shares with a par value of $0.01 per share, 68,910,716 of which were issued and outstanding at December 31, 2001. As of March 28, 2002 there were approximately 22 holders of record of the Company's common stock. No shares of such common stock trade on any exchange or are quoted on any automated quotation system. No dividends were declared on common stock during 2001. Moreover, the Company would not currently be permitted to make dividend payments under its credit facilities.

ITEM 6 - SELECTED FINANCIAL DATA
--------------------------------

                                           FIVE YEAR SELECTED FINANCIAL DATA
                                         (In thousands, except per share data)

                                                      2001          2000          1999          1998          1997
                                                  ------------  ------------  ------------  ------------  ------------
SUMMARY OF OPERATIONS
---------------------
Net sales (1)                                     $   745,872   $   827,581   $   633,534   $   543,441   $   584,538
(Loss) income before extraordinary
  charge  (1) (2)                                    (132,993)     (150,088)      (28,058)      (33,312)       13,694
Net (loss) income applicable to
  common stock (1) (2)                               (148,451)     (163,472)      (40,099)      (36,094)       13,694
----------------------------------------------------------------------------------------------------------------------
Basic and diluted loss before
  extraordinary charge per common
  share (1) (2)                                   $     (2.17)  $     (2.45)  $     (1.08)  $     (1.50)  $      0.57
Basic and diluted loss per common
  share (1) (2)                                         (2.17)        (2.45)        (1.29)        (1.50)         0.57
Preferred dividends per preferred
  share                                                  4.83          4.18          3.68          2.32           N/A
----------------------------------------------------------------------------------------------------------------------
Average number of common shares
  outstanding during the year (3)                  68,382,691    66,827,488    31,142,857    24,000,000    24,000,000
                                                  ------------  ------------  ------------  ------------  ------------

CASH FLOW INFORMATION
---------------------
EBITDA (1) (2) (4)                                $    (7,268)  $    25,098   $     7,434   $    35,016   $    70,910
Adjusted EBITDA (1) (5)                                63,159        71,781        85,575        68,654        70,910

Cash flow from operating activities                    39,488       (46,141)      (32,396)       58,841        67,419
Cash flow from investing activities                   (18,179)      (58,424)     (421,509)      (23,237)      (26,208)
Cash flow from financing activities                    37,583       104,110       453,216       (30,892)      (44,957)

FINANCIAL POSITION
------------------
Total assets                                      $   831,838   $   929,220   $   979,679   $   495,259   $   480,623
Total debt                                            818,483       776,263       672,903       437,642        95,427
Net debt (6)                                          751,678       768,350       664,535       428,585        91,082
----------------------------------------------------------------------------------------------------------------------

(1) (Loss) income, EBITDA, Adjusted EBITDA and per share data for 1997, have been reclassified to reflect the change from LIFO to FIFO method of accounting for inventories. The reclassification increased earnings by $1,502 in 1997. In addition, net sales have been reclassified to exclude shipping and handling costs in accordance with EITF 00-10. The Company adopted EITF 00-10, "Accounting for Shipping and Handling Fees and Costs" in 2001. Application of this EITF resulted in the restatement of prior period financial results to reflect shipping and handling fees billed to customers as revenue. These amounts were previously recorded in cost of sales. The impact of this change increased net sales by $22.1 million, $16.0 million and $10.4 million for the years ended December 2000, 1999 and 1998, respectively.
(2) Includes restructuring charges of $51.9 million, $69.0 million and $4.8 million in 2001, 1999 and 1998, respectively; integration and transaction related expenses of $26.6 million, $9.2 million and $28.9 million in 2000, 1999 and 1998, respectively; and provision for closeout of inventories of $20.0 million in 2000. The amount also includes $18.5 million for rationalization charges in 2001, of which $13.2 million is included in selling, general and administrative expenses and $5.3 million in cost of sales.
(3)  Share data for 1997 reflects the 24,000-for-1 stock split in March 1998.
(4) EBITDA represents operating income (loss) plus depreciation and amortization. EBITDA is presented because management understands that such information is considered by certain bond holders to be an additional basis for evaluating the Company's ability to pay interest and repay debt. EBITDA should not be considered an alternative to measures of operating performance as determined in accordance with generally accepted accounting principles, including net income, as a measure of the Company's operating results and cash flows or as a measure of the Company's liquidity. Because all companies do not calculate EBITDA identically, the presentation herein may not be comparable to other similarly titled measures of other companies.
(5) Adjusted EBITDA represents EBITDA before restructuring costs, rationalization, integration and transaction related expenses and a year 2000 provision for the write-down of certain inventories under an inventory management program. Adjusted EBITDA is a key measure used by the Company to determine its compliance with the Amended Credit Agreement dated April 12, 2001. (See Note 8 - Borrowings in the Notes to the Consolidated Financial Statements) The Amended Credit Agreement allows for the exclusion of certain costs related to the Company's restructuring and rationalization activities in determining the achievement of quarterly EBITDA targets. Under this definition, the Company did not achieve target EBITDA and other financial ratio covenants for the year ended December 31, 2001.

                                                      2001          2000          1999          1998          1997
                                                  ------------  ------------  ------------  ------------  ------------
EBITDA                                            $    (7,268)  $    25,098   $     7,434   $    35,016   $    70,910
Restructuring charges (7)                              51,888            --        68,984         4,772            --
Rationalization charges (7)                            18,539            --            --            --            --
Integration and transaction related
  expenses (7)                                             --        26,643         9,157        28,866            --

Provision for close-out of inventories (8)                 --        20,040            --            --            --
                                                  ------------  ------------  ------------  ------------  ------------
Adjusted EBITDA                                   $    63,159   $    71,781   $    85,575   $    68,654   $    70,910
                                                  ============  ============  ============  ============  ============

(6)  Net debt represents total debt less cash and cash equivalents.

(7) See Note 13 - Restructuring and Rationalization in the Notes to the Consolidated Financial Statements.

(8) See discussion of inventory close-out program in Item 7 - Management's Discussion and Analysis.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere in this report.

BACKGROUND
----------

WKI Holding Company Inc. (the Company or WKI) is a leading manufacturer and marketer of bakeware, rangetop cookware, kitchen and household tools, tabletop dinnerware, cutlery, and precision cutting tools. The Company has strong positions in major channels of distribution for its products in North America, and has also achieved a significant presence in certain international markets, primarily Asia, Australia, and Latin America. In North America, the Company sells both on a wholesale basis to retailers, distributors and other accounts that resell the Company's products, and on a retail basis, through Company-operated factory stores. In the international market, the Company has established its presence on a wholesale basis through an international sales force coupled with localized distribution and marketing capabilities.

In January 2001, the Company announced Steven G. Lamb as its new President and
Chief Executive Officer.    In addition, in 2001, the WKI Board of Directors
approved plans to restructure several aspects of the Company's manufacturing and distribution operations and consolidate certain administrative functions. These measures resulted in a restructuring charge of $51.9 million and rationalization expenses of $18.5 million in 2001. (See Restructuring and Rationalization Programs). On April 12, 2001, the Company entered into the Amended and Restated Credit Agreement (the "Amended Credit Agreement"), which provided for an additional secured revolving credit facility of $25.0 million maturing on March 31, 2004.

The Company has incurred substantial losses applicable to common shares in each of the last three fiscal years, has had operating losses in each of the last three fiscal years, has had negative cash flow from operations in fiscal 2000 and 1999 and has a significant stockholders' deficit at December 31, 2001.
These losses and cash flow deficiencies were primarily caused by interest expense on substantial indebtedness, restructuring and rationalization expenses, integration and transaction related expenses resulting from the 1999 acquisitions of EKCO and GHC, issues arising from the 1999 enterprise-wide systems implementation, consolidation of distributions centers and a weak U.S. economy in the latter part of 2001.

The general U.S. economic downturn experienced during 2001 significantly impacted consumer confidence which adversely impacted customer purchase behavior in several of the Company's key channels. This economic downturn has affected and is expected to continue to negatively impact the financial condition and results of operations of the Company. In addition, Kmart, a key WKI customer, declared bankruptcy in January 2002. As a result, the Company assessed the collectibility of its receivable from Kmart and recorded an $8.3 million charge in December 2001.

At December 31, 2001, the Company was not in compliance with certain financial covenants contained in the Amended Credit Agreement. The Company, and the covenants within its credit facilities, measures operating results using earnings before interest, taxes, depreciation and amortization as adjusted for certain restructuring, rationalization, integration and transaction costs (Adjusted EBITDA). The Company did not meet the minimum Adjusted EBITDA, ratio of debt to Adjusted EBITDA and ratio of Adjusted EBITDA to cash interest expense covenants. The default under the senior credit facility as of December 31, 2001, also results in a default under the Borden facility. Accordingly, the holders of the Company's senior credit facilities and Borden have the right to accelerate the maturity of all of the outstanding indebtedness under the respective agreements, which together totals approximately $609.0 million. The holders of the $200.0 million aggregate principal amount of 9 5/8% Notes have the right to accelerate the maturity of their notes if the banks and/or Borden accelerate their payments. The Company does not presently have the ability to fund or refinance the accelerated maturity of this indebtedness. (See Liquidity and Capital Resources). In light of the above, the Company has reclassified the long term portion of the senior credit facilities, the Borden facility and the 9 5/8% Notes to short term debt on the Consolidated Balance Sheet as of December 31, 2001.

At December 31, 2001, the Company had fully utilized its $300.0 million senior revolving credit facility and $25.0 million Borden revolving credit facility and had cash available of $66.8 million.

On March 28, 2002 the Company obtained temporary waivers of these and other covenant defaults from its bank syndicate and Borden. By their terms, these waivers terminate on the earliest of (i) May 30, 2002, (ii) the date on which the cash level falls below $20.0 million or the Company delivers to the agent for the bank syndicate a certificate indicating that it projects its cash level to fall below $20 million, (iii) the date on which the Company makes any payment in respect of interest or principal on the 9 5/8% Notes, (iv) the date on which the Company informs its agent for the bank syndicate that the Company intends to make such a payment on the 9 5/8% Notes, and (v) the date the Company prepays any loans under the Borden Facility. In addition, the Borden waiver terminates on the first date the lenders or the Administrative Agent under the Amended Credit Agreement take any action to accelerate the loans thereunder or to exercise any other remedies under the "Loan Documents."

The next scheduled interest payment on the 9 5/8% Notes is due May 1, 2002. The Company currently does not anticipate making this payment as making the payment would cause the waiver of the bank covenant defaults to expire. If the Company does fail to make the interest payments, a new event of default will occur under the senior credit facility and the Borden Facility after the expiration of the applicable grace period. The Company has engaged financial advisors and is discussing various options with its bank syndicate to develop a long-term financial restructuring plan, including resolution of the defaults under the Amended Credit Agreement that will exist after the expiration of the waiver. As part of those discussions, the Company is pursuing opportunities for restructuring its indebtedness and its capital structure. In the event the Company and its lenders are unable to reach an agreement on a restructuring plan that enables the Company to meet its debt obligations, including the interest payment on the 9 5/8% Notes, the Company would need to explore other alternatives, which could include a potential reorganization or restructuring under the bankruptcy laws.

Due to the Company's continuing inability to comply with its covenants under the Amended Credit Agreement, the temporary nature of the waiver the Company obtained from its bank syndicate, the Company's history of losses and stockholders' deficit, there is substantial doubt as to the Company's ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or liabilities, other than the reclassification of debt to short term, that may result from the outcome of these uncertainties.

RESTRUCTURING, RATIONALIZATION AND INTEGRATION PROGRAMS
-------------------------------------------------------

Over the last three years, the Company has taken a number of initiatives to restructure its manufacturing and supply organization as part of its effort to reduce costs. This included the integration of EKCO and GHC into the Company.

1999

In 1999, the Company initiated a plan to restructure its manufacturing and supply chain organization to reduce costs through the elimination of under-utilized capacity, unprofitable product lines and increased utilization of the remaining facilities. The changes improved the Company's ability to compete by opening up diverse sources of supply both in the United States and internationally. The 1999 restructuring included the discontinuation of the commercial tableware product line and closure of the related portion of the Company's manufacturing facility in Charleroi, Pennsylvania. In order to improve the utilization of the Charleroi facility, the Company moved Corelle cup production to its Martinsburg, West Virginia facility and to third party suppliers. The Company terminated its supply contract with Corning's Greenville, Ohio facility and Pyrex(R) production was consolidated at the Charleroi facility. Additionally, the Company discontinued manufacturing and distributing rangetop cookware and closed its manufacturing and distribution center in Clinton, Illinois. The Company's supply of rangetop cookware is being sourced from third party manufacturers. In 1999, cash and non-cash elements of the restructuring charge approximated $18.2 million and $50.8 million, respectively. The Company spent $3.9 million in 2000 and $10.2 million in 1999 on the program.

In addition, the Company began the integration of EKCO and GHC into its existing business to gain administrative efficiencies and eliminate redundant costs. The Company recorded $9.2 million of expense in 1999 related to legal fees, tax and accounting services, employee compensation arrangements, facility consolidation and other integration costs.

2000

Integration and transaction activities continued on into 2000. Integration related expenses of $26.6 million were recorded. These expenses consisted primarily of systems implementation costs, employee compensation arrangements and other benefits (such as severance, retention, outplacement, etc.), consulting services and other integration costs.

2001

In 2001, the WKI Board of Directors approved a plan to restructure several aspects of the Company's manufacturing and distribution operations. In addition, the Company implemented several employee headcount reduction initiatives as part of the continuing business realignment and integration efforts begun in 1999 with the acquisitions of EKCO and GHC.

These programs resulted in a restructuring charge of $51.9 million, which was recorded during 2001.

In addition, $18.5 million of rationalization and other charges were recorded related to the implementation of these programs. These charges arise as a result of the Company's restructuring programs and are excluded in the computation of the Company's Adjusted EBITDA under the Amended Credit Agreement that provides for the achievement of quarterly Adjusted EBITDA targets. Generally, these costs were recorded as incurred in operating income ($13.2 million in selling, general and administrative expenses and $5.3 million in cost of sales.)

The restructuring programs include the following initiatives:

     (1) The outsourcing of Corningware and Visions product lines in an effort to reduce costs while maintaining and enhancing product quality and customer satisfaction. This program will require the shutdown of the Martinsburg, West Virginia facility (Martinsburg) that is scheduled to occur in the first quarter of 2002. Closing this facility will eliminate under-utilized assets and reduce fixed costs while improving the Company's leverage buying opportunities.

     (2) The outsourcing of the Chicago Cutlery product lines in an effort to reduce costs while maintaining and enhancing product quality and customer satisfaction. This product was previously produced at the Company's Wauconda, Illinois facility (Wauconda), which was idled at the end of September 2001 and sold in December 2001.

     (3) The consolidation of warehousing and distribution operations at Waynesboro, Virginia and Plainfield, Indiana into the Company's state of the art distribution centers located in Monee, Illinois and Greencastle, Pennsylvania. This consolidation is expected to occur in the second quarter of 2002. This project will also reduce fixed costs as well as improve inventory management and customer service levels.

     (4) The realignment of the production process at the metal bakeware manufacturing facility at Massillon, Ohio. The Company determined that streamlining the manufacturing and converting processes would improve productivity and reduce headcount.

     (5) The consolidation of certain international sales and marketing and distribution operations in Canada and the United Kingdom, which occurred at the end of 2001 and in January 2002, respectively.

     (6) The continuation of organizational redesign activities led to significant employee headcount reductions as a result of rationalizing staff and business support functions, upgrading key capabilities and centralizing executive administrative offices in Reston, Virginia.

The Company plans to spend approximately $15 million (net of estimated proceeds related to asset sales on closed facilities) in 2002, to pay for accrued severance and environmental costs and to fund the remaining rationalization expenses related to outsourced product development and office relocation.

CRITICAL ACCOUNTING POLICIES
----------------------------

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the consolidated financial statements of World Kitchen, which have been prepared in conformity with accounting principles generally accepted in the United States. The application of these principles requires that in certain instances management make estimates and assumptions regarding future events that impact the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Predicting future events is inherently an imprecise activity and as such requires the use of judgment. On an ongoing basis, management reviews the basis for its estimates and will make adjustments based on historical experience or other factors that it considers to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates.

The most significant accounting estimates inherent in the preparation of the Company's consolidated financial statements include estimates related to testing for the impairment of assets, recording of sales adjustments, including returns and allowances and bad debts, and quantifying and reserving for excess and obsolete inventories. In addition, a significant amount of judgment exists in defining income tax valuation allowances, restructuring charges and post-retirement and welfare plan valuations. The process of determining estimates is based on several factors, including historical experience, current and anticipated economic conditions, customer profiles and accepted actuarial valuation techniques. The Company continually reevaluates these key factors and makes adjustments to estimates where appropriate.

Management believes that the following critical accounting policies, among others, inherently require significant judgment in the estimation process.

Impairment of long-lived and intangible assets and goodwill

Under the requirements of Statement of Financial Accounting Standards (SFAS) No.121, the Company assesses the potential impairment of identifiable intangibles, long-lived assets and acquired goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In performing this evaluation, the Company evaluated current and future economic and business trends to develop business forecasts of future performance and related cash flows. Such estimates require the use of judgment and numerous subjective assumptions. On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," and will be required to analyze its goodwill for impairment using a new methodology, during the first six months of fiscal 2002, and then on a periodic basis thereafter. The Company has not determined the impact of implementing FAS 142 and there can be no assurance that at the time the review is completed a material impairment charge will not be recorded. During the year ended December 31, 2001, the Company did not record any impairment losses related to goodwill and other intangible assets, but recorded an impairment charge of $26.5 million to reflect the net realizable of fixed assets to be sold or scrapped under its restructuring programs.

Sales returns and allowances, bad debts

The estimation of product returns and deductions for customer allowances, including rebates, incentives and other promotional payments, requires that the Company make estimates regarding the amount and timing of future returns and deductions. These estimates are based on historical return rates, current economic trends and changes in customer demand and product acceptance. Significant management judgment is used in establishing accruals for sales returns and other allowances in any given accounting period. In addition, the Company uses estimates in determining the collectibility of its accounts receivable and must rely on its evaluation of historical bad debts, customer concentration, customer credit ratings, current economic trends and changes in customer payment terms to arrive at appropriate reserves. Material differences may result in the amount and timing of earnings if actual experience differs significantly from management estimates.

Excess and obsolete inventory reserves

The Company records inventory on a first-in, first-out basis and records adjustments to the value of this inventory in situations where it appears that the Company will not be able to recover the cost of the product. This lower of cost or market analysis is based on the Company's estimate of forecasted demand by customer by product. A decrease in product demand due to changing customer tastes, consumer buying patterns or loss of shelf space to competitors could significantly impact the Company's evaluation of its excess and obsolete inventories.


The above listing is not intended to be a comprehensive list of all of the Company's accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States. There are also areas in which the Company's judgment in selecting an available accounting alternative would not produce a materially different result. The Company's accounting policies are more fully described in Item 8 - Financial Statements and Supplementary Data, Notes to the Consolidated Financial Statements, Note 2.

RESULTS OF OPERATIONS
---------------------
Management believes that the following commentary and tables appropriately discuss and analyze the comparative results of the operations and the financial condition of the Company for the periods covered. The Company measures operating results using Adjusted EBITDA. Results for the three years ended December 31, 2001, 2000 and 1999, using generally accepted accounting principles and reconciling to the proforma Adjusted EBITDA measure are summarized as follows:

                                                          ($ IN THOUSANDS)
                                                       YEAR ENDED DECEMBER 31,

                                            % of net                % of net               % of net
                                   2001       Sales       2000       Sales       1999       Sales
                                ----------  ---------  ----------  ----------  ---------  ----------
Net Sales                       $ 745,872      100.0%  $ 827,581       100.0%  $633,534       100.0%
Cost of sales                     558,515       74.9     601,460        72.7    424,370        67.0
                                ----------  ---------  ----------  ----------  ---------  ----------
Gross Profit                      187,357       25.1     226,121        27.3    209,164        33.0

Selling, general and
  administrative expense          179,682       24.1     210,630        25.5    160,857        25.4
Provision for restructuring
  costs                            51,888        7.0          --          --     68,984        10.9
Integration and transaction
  related expenses                     --         --      26,643         3.2      9,157         1.4
Other expense (income), net        13,786        1.8      12,237         1.5     (2,870)       (0.5)
                                ----------  ---------  ----------  ----------  ---------  ----------

Operating loss                    (57,999)      (7.8)    (23,389)       (2.8)   (26,964)       (4.3)
Interest expense                   73,173        9.8      74,981         9.1     48,136         7.6
                                ----------  ---------  ----------  ----------  ---------  ----------

Loss before income taxes         (131,172)     (17.6)    (98,370)      (11.9)   (75,100)      (11.9)
Income tax expense
  (benefit)                         1,600        0.2      51,456         6.2    (47,254)       (7.5)
                                ----------  ---------  ----------  ----------  ---------  ----------

Loss before minority
  interest                       (132,772)     (17.8)   (149,826)      (18.1)   (27,846)       (4.4)
Minority interest in earnings
  of subsidiary                      (221)        --        (262)         --       (212)         --
                                ----------  ---------  ----------  ----------  ---------  ----------

Net loss before
extraordinary charge             (132,993)     (17.8)   (150,088)      (18.1)   (28,058)       (4.4)

Early extinguishment of
  debt, net of $4,298 tax
  benefit                              --         --          --          --     (6,393)       (1.0)
                                ----------  ---------  ----------  ----------  ---------  ----------

Net loss                        $(132,993)     (17.8)%  $(150,088)    (18.1)%  $(34,451)      (5.4)%
                                ==========  =========  ==========  ==========  =========  ==========

EBITDA                          $  (7,268)      (1.0)%  $  25,098        3.0%  $   7,434        1.2%
                                ----------  ---------  ----------  ----------  ---------  ----------

Restructuring                      51,888                     --                 68,984
Rationalization and other
  charges                          18,539                     --                     --
Integration and transaction
  related expenses                     --                 26,643                  9,157
Provision for close-out
  inventories                          --                 20,040                     --
                                ----------  ---------  ----------  ----------  ---------  ----------

Adjusted EBITDA                 $  63,159        8.5%  $  71,781         8.7%  $ 85,575        13.5%
                                ==========  =========  ==========  ==========  =========  ==========

YEAR ENDED DECEMBER 31, 2001 COMPARED WITH YEAR ENDED DECEMBER 31, 2000 AND YEAR
--------------------------------------------------------------------------------
ENDED DECEMBER 31, 2000 COMPARED WITH YEAR ENDED DECEMBER 31, 1999
------------------------------------------------------------------

NET SALES
Net sales for 2001 were $ 745.9 million, representing a decrease of $81.7 million or 9.9% from $827.6 million in 2000. Excluding the impact of exiting the cleaning products line, net sales for 2001 declined $67.9 million or 8.3 % compared to 2000. The Company experienced a near term volume decline attributable to weak consumer spending in certain channels in the second half of 2001 and inventory management by key customers in response to the economic slowdown. These declines were felt most heavily in the Company's U.S. manufactured bakeware and tabletop product lines sold in grocery, regional mass, department store and international channels, partially offset by strength in certain segments of the mass merchant channel. In addition, volumes were impacted by the Company closure of 30 unprofitable factory stores and lower sales to customers going through liquidation or bankruptcy proceedings. Modest price declines due to competitive pressures in the grocery and department store outlets also impacted sales.

Net sales for 2000 were $ 827.6 million, representing an increase of $194.1 million or 30.6% from $633.5 million in 1999. On a pro forma basis, assuming the acquisition of EKCO and GHC occurred on January 1, 1999, net sales decreased $18.4 million or 2.2% from $846.0 million in 1999. The decrease was attributable to the Company's exit of its cleaning products and commercial tableware business in 2000 and 1999, respectively, coupled with a loss of shelf space for the Company's Corelle products at certain key customers, pricing pressures particularly in the EKCO brands and lower sales in the Company's factory store outlets, partly due to closure of certain under performing stores and partly due to shortages of several key products. The overall sales decrease was partially mitigated by strength in the Company's international operations and strong performance of the OXO brands through new product introductions.

GROSS PROFIT
Gross profit for the year ended December 31, 2001, was $187.4 million, or 25.1% of net sales, compared to gross profit during the same period in 2000 of $226.1 million, or 27.3% of net sales. The decrease of $38.7 million is primarily driven by reduced volume and pricing as a result of current economic conditions, the short term negative impacts of the Company's inventory management process, and rationalization charges related to the Company's restructuring programs. (See Restructuring and Rationalization Programs).

The Company implemented an inventory management program at the beginning of 2001. The first element of the inventory management program led to the reduction of certain excess inventories that were identified at the end of 2000. At that time, the Company recorded a lower of cost or market provision of $20.0 million to cover the eventual sale of these excess inventories. Gross margin was negatively impacted during 2001, as these discontinued items were subsequently sold at lower than normal prices.

The second element of the program included a comprehensive analysis of the total supply chain, which resulted in production curtailments at various manufacturing facilities in order to reduce inventory levels. In the short term, these curtailments increase the cost of inventories as fixed costs within the manufacturing process are spread over fewer units of volume, and as a result, gross margins were negatively impacted. In the future, however, these actions should reduce overall carrying costs and improve customer service levels.

As the Company continues to improve its supply chain, lower costs through outsourcing of production and provide quality customer service, it also continues to assess the rate at which excess inventories are being created, given the long lead times with foreign vendors and continually changing product requirements from mass merchandisers. The Company will continue to upgrade its demand forecasting capabilities to reduce excess inventory wherever possible, although a certain amount of excess is probable given the "fashion" nature of certain products and the pressure from retailers to update products and packaging.

Gross profit for the year ended December 31, 2000 was $226.1 million, or 27.3% of net sales, compared to gross profit during the same period in 1999 of $209.2 million, or 33.0% of net sales. The fluctuation is primarily attributable to inventory close out programs resulting in a $20.1 million charge, start-up operational inefficiencies relating to a new distribution center, approximately $9.0 million in distribution and manufacturing-related costs which were not capitalized into inventory due to their non-recurring nature, and pricing pressures experienced with certain EKCO products. The majority of the inventory charge relates to the Company's efforts to increase cash flow and reduce warehousing costs by liquidating certain excess inventories at below cost during 2001. The distribution cost increase related to operational inefficiencies with the consolidation of EKCO distribution center functions into Monee and the start up of a new distribution center computer system in Greencastle.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses were $179.7 million for the year ended December 31, 2001, a decrease of $30.9 million, or 14.7%, from $210.6 million in 2000. As a percentage of net sales, selling, general and administrative expenses decreased to 24.1% compared to 25.5% in 2000. This decrease is the result of the Company's emphasis on managing costs and streamlining support functions. This included the integration of EKCO and GHC into the Company at the end of 2000. In addition, the Company has implemented new cost control measures leading to reductions in discretionary advertising and product development spending, lower overall employee expenses and further headcount reductions from the prior year. Part of this year over year savings was offset by the accrual of $8.3 million bad debt reserve associated with the announced bankruptcy of Kmart, one of the Company's largest customers and $13.2 million of administrative expenses related to the Company's rationalization programs. The rationalization costs consisted largely of consulting fees directed towards establishing best in class practices throughout the Company's manufacturing facilities and other expenses related to the consolidation of business and executive headquarters locations.

Selling, general and administrative expenses were $210.6 million for the year ended December 31, 2000, an increase of $49.7 million over selling, general and administrative expenses for the comparable period in 1999 of $160.9 million. The increase was primarily a result of the acquisition of the EKCO and GHC businesses. As a percentage of net sales, 2000 selling, general and administrative expenses were 25.5% compared to 25.4% in 1999. Synergies realized from the integration of the EKCO and GHC businesses into the Company were offset by increases in brand development expenses and expenses associated with severance and benefit-related expenses for former WKI employees.

PROVISION FOR RESTRUCTURING COSTS
During 2001, the WKI Board of Directors approved plans to restructure several aspects of the Company's manufacturing and distribution operations, resulting in restructuring charges of $51.9 million with total cash payments of $7.3 million in 2001.

In 1999, the Company recorded a $69.0 million charge related to the restructuring of the Company's manufacturing and supply organization, which was designed to reduce costs through the elimination of under-utilized capacity and unprofitable product lines.

INTEGRATION AND TRANSACTION RELATED EXPENSES
Integration and transaction related expenses consist of cash and non-cash charges related to the integration of EKCO's and GHC's operations into those of the Company. Integration related expenses were $26.6 million in 2000. These expenses primarily consist of systems implementation costs, employee compensation arrangements and other benefits (such as severance, retention and out-placement), consulting services and other integration costs.

Integration and transaction related expenses were $9.2 million in 1999. These expenses primarily consist of legal fees, accounting and tax services, employee compensation arrangements and other benefits, facility consolidation and other integration costs.

OTHER EXPENSE, NET
Other expense was $13.8 million in 2001 compared to $12.2 million in 2000. The $1.6 million increase is attributable to a $0.7 million investment gain in 2000 that did not occur in 2001 and a reduction in brand licensing programs. Other expense was $12.2 million in 2000 compared to income of $2.9 million in 1999. The $15.1 million change is primarily due to the amortization of trademarks, patents and goodwill resulting from the acquisitions of EKCO and GHC. In addition, royalty expenses increased as a result of pre-existing royalty agreements in the newly acquired EKCO business. The 1999 income included a $3.5 million state grant that the Company did not receive in 2000.

INTEREST EXPENSE, NET
Interest expense decreased $1.8 million to $73.2 million in 2001 compared to $75.0 million in 2000. This decrease is a result of lower average interest
rates partially offset by higher average debt.   In 2000 interest expense
increased $26.8 million to $75.0 million. The increase is primarily attributable to higher debt levels related to the acquisitions of EKCO and GHC late in 1999 and an increase in variable rate interest costs.

INCOME TAXES
Income tax expense of $1.6 million in 2001 is a $49.9 million decrease from $51.5 million in 2000. Income tax expense primarily arises from international income taxes as the Company expects no U.S. income tax due to large current period losses and net operating loss carryforwards. The significant decline is attributable to the fact that the company provided a full valuation allowance of $48.9 million in 2000 on the domestic income tax benefit relating to pre-tax losses incurred during the period and preceding years. The Company concluded that it was more likely than not that it would not generate sufficient income to realize its net deferred tax assets.

Prior to 2000, the Company believed it would generate sufficient income in future periods to realize existing deferred tax benefits. As such, the Company recorded a benefit associated with operating losses incurred during 1999 that it believed would be available to offset such future taxable income.

EARLY EXTINGUISHMENT OF DEBT
In connection with the acquisition of EKCO, the Company recorded an extraordinary loss of $6.4 million, net of $4.3 million tax benefit, as a result of the early retirement of debt.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

OPERATING ACTIVITIES
In 2001, net cash provided by operating activities was $39.5 million compared to $46.1 million of cash used in operating activities in 2000. Significant inventory reduction and lower restructuring and rationalization spending in 2001 compared to integration spending in 2000 largely drove the improvement over the prior year. Cash used for restructuring and rationalization programs in 2001 was $7.3 million and $10.7 million, respectively. Integration-related cash expenditures related to the acquisitions of EKCO and GHC operations were $32.7 million in 2000. Accounts receivable decreased as a result of lower year over year fourth quarter sales. In addition, cash collections improved as evidenced by improved days sales outstanding in 2001. Inventory levels decreased by $45.5 million in 2001 compared to an increase of $4.0 million in 2000. This was the result of the Company's emphasis on managing inventory production and reducing existing inventories.

In 2000, the Company's operating activities consumed $46.1 million of cash compared to $32.4 million in 1999. The increase of $13.7 million is primarily attributable to an increase in interest paid and cash spent on the integration of the EKCO and GHC businesses into the Company, partially offset by improvements in working capital.

In June and September 2000, the Company sold $50.0 million and $40.0 million of accounts receivable, respectively, to Borden. The Company incurred $0.8 million of costs associated with these transactions.

INVESTING ACTIVITIES
Investing activities used cash of $18.2 million in 2001 compared to $58.4 million in 2000. The significant decrease from 2000 is attributable to the lack of the $10.6 million additional payment for the EKCO business and costs associated with the systems implementation in the acquired EKCO and GHC businesses.

Investing activities of the Company used cash of $58.4 million in 2000 compared to $421.5 million in 1999. Cash used in 2000 and 1999 includes the purchase of the EKCO and GHC businesses. Capital expenditures in 2000 increased by $12.1 million over 1999 as a result of the integration of the EKCO and GHC businesses into WKI's enterprise-wide business system and the start up of a new distribution center in Monee, Illinois.

Capital spending for 2001 was $22.0 million compared to $47.8 million in 2000 and $35.7 million in 1999. The Company anticipates cash outlays of approximately $25 million for capital expenditures in 2002.

FINANCING ACTIVITIES
Net cash provided by financing activities totaled $37.6 million in 2001 compared to $104.1 million in 2000. In 2001,the Company borrowed additional amounts to fund capital expenditures, restructuring and rationalization programs and for funding future working capital requirements. Cash provided by financing activities in 2000 was used to fund working capital requirements, integration of the EKCO and GHC businesses and capital requirements noted above.

Net cash provided by financing activities totaled $104.1 million in 2000 compared to $453.2 million in 1999. The decrease of $349.1 million primarily represents the absence of long-term debt borrowings and the issuance of preferred and common stock associated with the 1999 acquisitions of EKCO and GHC.

FINANCIAL CONDITION
The Company's capital requirements have arisen principally in connection with financing working capital needs, servicing debt obligations, funding restructuring and rationalization costs, financing acquisitions and integrating
such acquisitions, and funding capital expenditures.   The Company's
restructuring and rationalization programs resulted in cash payments in 2001 of $7.3 million and $10.7 million, respectively. The Company plans to spend approximately $15 million (net of proceeds related to asset sales on closed facilities) in 2002, to pay for accrued severance and environmental costs and to fund remaining rationalization expenses related to outsourced product development and office relocation.

On April 12, 2001, the Company entered into the Amended and Restated Credit Agreement (the "Amended Credit Agreement"), which provided for an increase in commitments under the secured revolving credit facility by $25.0 million maturing on March 31, 2004. The Amended Credit Agreement increased pricing on the credit facilities and provides for a first priority lien on substantially all of the Company's assets and its subsidiaries' assets. This agreement waived the defaults under the coverage ratio and leverage ratio covenants for the quarter ended December 31, 2000, and amended future financial covenants beginning March 31, 2001. These covenants place significant additional restrictions on, among other things, the ability of the Company to incur additional indebtedness, pay dividends and other distributions, prepay subordinated indebtedness, enter into sale and leaseback transactions, create liens or other encumbrances, make capital expenditures, make certain investments or acquisitions, engage in certain transactions with affiliates, sell or otherwise dispose of assets and merge or consolidate with other entities and otherwise restrict corporate activities. In addition, the credit facilities also require the Company to meet certain financial ratios and tests, including a minimum Adjusted EBITDA, a ratio of debt to Adjusted EBITDA and Adjusted EBITDA to cash interest expense.

During the third quarter of 2000, Borden agreed to provide the Company a $40.0 million temporary revolving credit facility to assist in meeting working capital requirements, capital expenditures, interest payments and scheduled principal payments. The original maturity date of the Borden facility of December 31, 2000 was extended to March 31, 2004. Effective July 2, 2001, Borden increased its line of credit to the Company from $40.0 million to $50.0 million and then decreased the commitment to $25.0 million on August 16, 2001. The facility is secured with an interest on the Company's assets that is second in priority behind the interests securing the Amended Credit Agreement.

The Company has incurred substantial losses applicable to common shares in each of the last three fiscal years, has had operating losses in each of the last three fiscal years, has had negative cash flow from operations in fiscal 2000 and 1999 and has a significant stockholders' deficit at December 31, 2001.
These losses and cash flow deficiencies were primarily caused by interest expense on substantial indebtedness, restructuring and rationalization expenses, integration and transaction related expenses resulting from the 1999 acquisitions of EKCO and GHC, issues arising from the 1999 enterprise-wide systems implementation and consolidation of distributions centers and a weak U.S. economy in the latter part of 2001.

The general U.S. economic downturn experienced during 2001 significantly impacted consumer confidence which adversely impacted customer purchase behavior in several of the Company's key channels. This economic downturn has affected and is expected to continue to negatively impact the financial condition and results of operations of the Company. In addition, Kmart, a key WKI customer, declared bankruptcy in January 2002. As a result, the Company assessed the collectibility of its receivable from Kmart and recorded an $8.3 million charge in December 2001.

At December 31, 2001, the Company was not in compliance with certain financial covenants contained in the Amended Credit Agreement. The Company did not meet the minimum Adjusted EBITDA, ratio of debt to Adjusted EBITDA and ratio of Adjusted EBITDA to cash interest expense covenants for the year ended December 31, 2001. Accordingly, the holders of the Company's senior credit facilities have the right to accelerate the maturity of all of the outstanding indebtedness under these agreements, which together totals approximately $584.0 million. The Company does not have the ability to fund or refinance the accelerated maturity of this indebtedness.

In addition, the default under the senior credit facility as of December 31, 2001, also results in a default under the Borden facility. Accordingly, Borden has the right to accelerate the maturity of its $25.0 million credit facility. The Company does not have the ability to fund or refinance the accelerated maturity of this indebtedness.

The holders of the $200.0 million aggregate principal amount of 9 5/8% Series B Senior Subordinated Notes have the right to accelerate the maturity of their notes if the banks and/or Borden accelerate their payments. The Company does not have the ability to fund or refinance the accelerated maturity of this indebtedness.

At December 31, 2001, the Company had fully utilized its $300.0 million senior revolving credit facility and $25.0 million Borden revolving credit facility and had cash available of $66.8 million. In addition, the Company had current lease obligations of $24.9 million and long-term lease obligations of $75.5 million at December 31, 2001.

On March 28, 2002 the Company obtained temporary waivers of these and other covenant defaults from its bank syndicate and Borden. By their terms, these waivers terminate on the earliest of (i) May 30, 2002, (ii) the date on which the cash level falls below $20.0 million or the Company delivers to the agent for the bank syndicate a certificate indicating that it projects its cash level to fall below $20 million, (iii) the date on which the Company makes any payment in respect of interest or principal on the 9 5/8% Notes, (iv) the date on which the Company informs its agent for the bank syndicate that the Company intends to make such a payment on the 9 5/8% Notes, and (v) the date the Company prepays any loans under the Borden Facility. In addition, the Borden waiver terminates on the first date the lenders or the Administrative Agent under the Amended Credit Agreement take any action to accelerate the loans thereunder or to exercise any other remedies under the "Loan Documents."

The next scheduled interest payment on the 9 5/8% Notes is due May 1, 2002. The Company currently does not anticipate making this payment as making the payment would cause the waiver of the bank covenant defaults to expire. If the Company does fail to make the interest payments, a new event of default will occur under the senior credit facility and the Borden Facility after the expiration of the applicable grace period. The Company has engaged financial advisors and is discussing various options with its bank syndicate to develop a long-term financial restructuring plan, including resolution of the defaults under the Amended Credit Agreement that will exist after the expiration of the waiver. As part of those discussions, the Company is pursuing opportunities for restructuring its indebtedness and its capital structure. In the event the Company and its lenders are unable to reach an agreement on a restructuring plan that enables the Company to meet its debt obligations, including the interest payment on the 9 5/8% Notes, the Company would need to explore other alternatives, which could include a potential reorganization or restructuring under the bankruptcy laws.

Due to the Company's continuing inability to comply with its covenants under the Amended Credit Agreement, the temporary nature of the waiver the Company obtained from its bank syndicate, the Company's history of losses and stockholders' deficit, there is substantial doubt as to the Company's ability to
continue as a going concern.   The accompanying financial statements have been
prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or liabilities, other than the reclassification of debt to short term, that may result from the outcome of these uncertainties.

RISK MANAGEMENT
---------------

The Company primarily has market risk in the areas of foreign currency and floating rate debt. The Company invoices a significant portion of its international sales in U.S. dollars, minimizing the effect of foreign exchange gains or losses on its earnings. As a result, the Company's foreign sales are affected by currency fluctuations versus U.S. dollar invoicing. The Company's costs are predominantly denominated in U.S. dollars. With respect to sales conducted in foreign currencies, increased strength of the U.S. dollar decreases the Company's reported revenues and margins in respect of such sales to the extent the Company is unable or determines not to increase local selling prices.

From time to time the Company reduces foreign currency cash flow exposure due to exchange rate fluctuations by entering into forward foreign currency exchange contracts. The use of these contracts protects cash flows against unfavorable movements in exchange rates, to the extent of the amount under contract. At December 31, 2001, the Company had no forward foreign currency exchange contracts outstanding.

The Company enters into interest rate swaps to lower funding costs or to alter interest rate exposures between fixed and floating rates on long-term debt. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed upon notional principal amount. At December 31, 2001, the Company had one contract outstanding.

Effective January 1, 2001, the Company adopted SFAS No. 133, 137 and 138 related to "Accounting for Derivative Instruments and Hedging Activities". At that time, the Company had a $15 million notional amount interest rate swap with a fair value of $(0.2) million. In accordance with these statements, the Company recorded a transition adjustment to other comprehensive income and other liabilities of $0.2 million. At December 31, 2001, the swap had a fair value of
$(0.8) million.    Other comprehensive income and other liabilities have been adjusted accordingly. A 1% increase or decrease in market interest rates would result in a $0.2 million increase/(decrease) in the fair value of the interest rate swap. The swap expires on July 29, 2003.

A summary of all the Company's outstanding debt follows. Fair values are determined from quoted market prices or quoted market interest rates at December 31, 2001 and 2000.

                                      2001                              2000
                      ----------------------------------  --------------------------------
                                    Weighted                          Weighted
                                     Average     Fair                  Average     Fair
                         Debt       Interest     Value       Debt     Interest     Value
Year                  (in 000's)      Rate    (in 000's)  (in 000's)    Rate     (in 000's)
----                  ----------------------------------  --------------------------------
2001                  $      --          --%  $      --   $   9,735      11.15%  $  8,492
2002                    809,643        7.71     465,099       3,643       8.82      2,425
2003                        497        3.49         479       3,537       9.00      2,325
2004                        140        4.76         136       3,150       9.73      1,959
2005                      4,060        6.26       4,188     271,860       9.09    183,471
2006                      2,953        9.19       3,077     190,049       9.45    119,122
 2007 and thereafter      1,190        7.10       1,263     294,289       9.96     98,644
                      ----------              ----------  ----------            ----------
     Total debt         818,483                 474,242     776,263               416,438
 Current maturities    (809,643)               (465,099)     (9,735)               (8,492)
                      ----------              ----------  ----------            ----------
 Long-term debt       $   8,840               $   9,143   $ 766,528             $ 407,946
                      ==========              ==========  ==========            ==========


RECENTLY ISSUED ACCOUNTING STANDARDS
------------------------------------

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. An intangible asset acquired through contractual or other legal rights or that can be sold, transferred, licensed, rented or exchanged will still be amortized over its useful life, which is no longer capped at 40 years. In addition, the Company will be required to perform an impairment review of its goodwill and other intangible asset balances upon the initial adoption of SFAS No. 142. The impairment review will involve a two-step process as follows:

- Step 1 -Compare the fair value of the reporting units, as defined by SFAS No. 142, to the carrying value, including goodwill and other intangible assets of each of those units. For each reporting unit where the carrying value, including goodwill and other intangible assets, exceeds the unit's fair value, the Company will perform step 2. If a unit's fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

- Step 2 -Allocation of the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This will derive an implied fair value for the reporting unit's goodwill. The Company will then compare the implied fair value of the reporting unit's goodwill with the carrying amount of reporting unit's goodwill. If the carrying amount of the reporting unit's goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess.

The Company expects to complete this review during the first half of 2002. The Company has not yet determined the impact of implementing FAS 142 and there can be no assurance that at the time the review is completed a material impairment charge will not be recorded.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company is in the process of evaluating the impact of implementing SFAS No. 143.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and develops a single accounting method under which long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less costs to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions are to be applied prospectively. The Company is currently assessing the impact of SFAS No. 144 on our financial position and results of operations.

 ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-----------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
WKI HOLDING COMPANY, INC.
(In thousands, except share and per share amounts)
                                                               YEAR ENDED DECEMBER 31,
                                                     ----------------------------------------
                                                         2001          2000          1999
                                                     ------------  ------------  ------------
Net sales                                            $   745,872   $   827,581   $   633,534
Cost of sales                                            558,515       601,460       424,370
                                                     ------------  ------------  ------------
    Gross profit                                         187,357       226,121       209,164

Selling, general and administrative expenses             179,682       210,630       160,857
Provision for restructuring costs                         51,888            --        68,984
Integration and transaction related expenses                  --        26,643         9,157
Other expense (income), net                               13,786        12,237        (2,870)
                                                     ------------  ------------  ------------

Operating loss                                           (57,999)      (23,389)      (26,964)
Interest expense, net                                     73,173        74,981        48,136
                                                     ------------  ------------  ------------

Loss before income taxes                                (131,172)      (98,370)      (75,100)
Income tax expense (benefit)                               1,600        51,456       (47,254)
                                                     ------------  ------------  ------------

Loss before minority interest                           (132,772)     (149,826)      (27,846)
Minority interest in earnings of subsidiary                 (221)         (262)         (212)
                                                     ------------  ------------  ------------

Net loss before extraordinary charge                    (132,993)     (150,088)      (28,058)
Extraordinary charge-early extinguishment of debt,
  net of $4,298 tax benefit                                   --            --        (6,393)
                                                     ------------  ------------  ------------

Net loss                                                (132,993)     (150,088)      (34,451)
Preferred stock dividends                                (15,458)      (13,384)       (5,648)
                                                     ------------  ------------  ------------

Net loss applicable to common stock                  $  (148,451)  $  (163,472)  $   (40,099)
                                                     ============  ============  ============

Basic and diluted loss before extraordinary charge
  per common share                                   $     (2.17)  $     (2.45)  $     (1.08)
                                                     ============  ============  ============

Basic and diluted loss per common share              $     (2.17)  $     (2.45)  $     (1.29)
                                                     ============  ============  ============

Weighted average number of common shares
  outstanding during the year                         68,382,691    66,827,488    31,142,857
                                                     ============  ============  ============

The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
WKI HOLDING COMPANY, INC.
(In thousands, except share and per share amounts)

ASSETS                                                       December 31, 2001    December 31, 2000
                                                            -------------------  -------------------
Current Assets
  Cash and cash equivalents                                 $           66,805   $            7,913
  Accounts receivable (less allowances of $25,346 and
    $25,567 in 2001 and 2000, respectively)                             93,042              146,040
  Inventories, net                                                     157,660              206,582
  Prepaid expenses and other current assets                              9,531               17,017
                                                            -------------------  -------------------
      Total current assets                                             327,038              377,552

Other assets                                                            58,929               55,706
Property, plant and equipment, net                                     103,197              141,456
Trademarks and patents (less accumulated amortization of
  $15,861 and $9,852 in 2001 and 2000, respectively)                   142,380              148,708

Goodwill (less accumulated amortization of $19,878 and
  $14,373 in 2001 and 2000, respectively)                              200,294              205,798

                                                            -------------------  -------------------
TOTAL ASSETS                                                $          831,838   $          929,220
                                                            ===================  ===================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
  Accounts payable                                          $           49,115   $           62,418
  Current portion of long-term debt                                    784,643                3,635
  Note payable - Borden                                                 25,000                6,100
  Other current liabilities                                             96,768              104,085
                                                            -------------------  -------------------
    Total current liabilities                                          955,526              176,238

Long-term debt                                                           8,840              766,528
Preferred dividends payable to Borden                                   20,527               10,286
Pension and post-employment benefit obligations                         69,785               42,748
Other long-term liabilities                                                350                6,552
                                                            -------------------  -------------------

    Total liabilities                                                1,055,028            1,002,352
                                                            -------------------  -------------------

Minority interest in subsidiary                                          1,439                1,219
                                                            -------------------  -------------------

STOCKHOLDERS' DEFICIT
Preferred Stock - 5,000,000 shares authorized;
  3,200,000 shares issued (liquidation preference of
  $100,527 and $90,286 in 2001 and 2000, respectively)                  96,740               91,527
Common Stock - $0.01 par value; 80,000,000 shares
  authorized; 69,647,145 and 67,397,028 shares issued and
  outstanding in 2001 and 2000, respectively                               696                  674
Common stock held in treasury at cost (736,429 and
  360,000 shares in 2001 and 2000, respectively)                        (2,155)                (940)
Contributed capital                                                    607,783              604,911
Accumulated deficit                                                   (916,035)            (767,584)
Accumulated other comprehensive loss                                   (11,658)              (2,939)
                                                            -------------------  -------------------
    Total stockholders' deficit                                       (224,629)             (74,351)
                                                            -------------------  -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                 $          831,838   $          929,220
                                                            ===================  ===================

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
WKI HOLDING COMPANY, INC.
(In thousands)
                                                                             YEAR ENDED DECEMBER 31,
                                                                       ----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                     2001        2000        1999
                                                                       ----------  ----------  ----------
  Net loss                                                             $(132,993)  $(150,088)  $ (34,451)
  Adjustments to reconcile net loss to net cash provided
   by (used in) operating activities:
    Depreciation and amortization                                         50,731      48,487      34,398
    Amortization of deferred financing fees                                3,380       2,164       1,744
    Minority interest in earnings of subsidiary                              221         262         211
    Loss on disposition of plant and equipment                             2,683          --          --
    Professional services contributed by Borden                              441          --          --
    Provision for deferred income taxes                                       --      48,886     (49,418)
    Provision for restructuring costs                                     51,888          --      68,984
    Cash paid for restructuring charges                                   (7,325)     (3,907)    (10,184)
    Provision for rationalization costs                                   18,539          --          --
    Cash paid for rationalization charges                                (10,659)         --          --
    Provision for integration-related costs                                   --      21,453          --
    Cash paid for integration-related costs                                   --     (32,651)         --
    Sales of accounts receivable                                              --      90,000          --
    Provision for close-out inventories                                       --      20,040          --
  Changes in operating assets and liabilities:
    Accounts receivable                                                   52,998     (94,732)    (20,409)
    Inventories                                                           45,482      (4,011)      3,754
    Prepaid expenses and other current assets                              5,915       3,799     (13,002)
    Accounts payable and accrued liabilities                             (44,319)     13,464      (6,019)
    Provision for post-retirement benefits, net of cash paid               8,695       4,135       3,125
    Other assets/liabilities                                              (6,189)    (13,442)    (11,129)
                                                                       ----------  ----------  ----------
Net cash provided by (used in) operating activities                       39,488     (46,141)    (32,396)
                                                                       ----------  ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                   (21,976)    (47,824)    (35,694)
  Net proceeds from sale of assets                                         3,797          --          --
  Acquisition of businesses, net of cash acquired                             --     (10,600)   (385,815)
                                                                       ----------  ----------  ----------
Net cash used in investing activities                                    (18,179)    (58,424)   (421,509)
                                                                       ----------  ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt                                                  --          --     100,000
  Borrowing on revolving credit facility, net                             27,200     100,800     160,344
  Borrowings on Borden revolving credit facility, net                     18,900       6,100          --
  Borrowing from affiliate                                                    --          --      71,500
  Payments to affiliate                                                       --          --     (71,500)
  Repayment of long-term debt, other than revolving credit facility       (3,881)     (3,540)     (4,031)
  Issuance of preferred stock                                                 --          --      50,000
  Issuance of common stock and stock subscriptions                         2,453       1,690     150,000
  Purchase of treasury stock                                              (1,215)       (940)         --
  Deferred financing fees                                                 (5,874)         --      (3,097)
                                                                       ----------  ----------  ----------
Net cash provided by financing activities                                 37,583     104,110     453,216
                                                                       ----------  ----------  ----------

Increase (Decrease) in Cash and Cash Equivalents                          58,892        (455)       (689)
                                                                       ----------  ----------  ----------

Cash and Cash Equivalents - Beginning of Year                              7,913       8,368       9,057

                                                                       ----------  ----------  ----------
Cash and Cash Equivalents - End of Year                                $  66,805   $   7,913   $   8,368
                                                                       ==========  ==========  ==========

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
WKI HOLDING COMPANY, INC.
(In thousands)

                                                                             YEAR ENDED DECEMBER 31,
                                                                       ----------------------------------
                                                                          2001        2000        1999
                                                                       ----------  ----------  ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
------------------------------
    Interest                                                           $  71,198   $  70,662   $  41,099
                                                                       ==========  ==========  ==========
    Income taxes, net of refunds                                       $  (681)    $   1,282   $   4,290
                                                                       ==========  ==========  ==========

Non-Cash Information:
--------------------

  Preferred stock dividends                                            $  15,458   $  13,384   $   5,648
                                                                       ==========  ==========  ==========

     The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
WKI HOLDING COMPANY, INC.
(In thousands)

                                                                                                         Accumulated       Total
                                                                                                            Other      Stockholders
                                 Preferred       Common       Treasury    Contributed    Accumulated    Comprehensive   (Deficit)
                                   Stock          Stock         Stock       Capital        Deficit          Loss          Equity
                               -------------  --------------  ----------  ------------  -------------  ---------------  ----------
Balance, December 31, 1998     $     32,782   $         240   $      --   $    453,655  $   (564,013)  $       (2,161)  $ (79,497)

Net loss                                                                                     (34,451)                     (34,451)
Foreign currency translation
  adjustment                                                                                                      375         375
                                                                                                                        ----------
Total comprehensive loss                                                                                                  (34,076)
Issuance of common stock                                429                   149,571                                     150,000
Issuance of preferred stock          50,000                                                                                50,000
Preferred stock dividends             5,648                                                   (5,648)                          --
                               -------------  --------------  ----------  ------------  -------------  ---------------  ----------
Balance, December 31, 1999           88,430             669          --        603,226      (604,112)          (1,786)     86,427

Net loss                                                                                    (150,088)                    (150,088)
Foreign currency translation
  adjustment                                                                                                   (1,153)     (1,153)
                                                                                                                        ----------
Total comprehensive loss                                                                                                 (151,241)
Issuance of common stock                                  5                     1,885                                       1,890
Repurchase of common
  stock                                                            (940)                                                     (940)
Notes receivable for stock
  sold                                                                           (200)                                       (200)
Preferred stock dividends             3,097                                                  (13,384)                     (10,287)
                               -------------  --------------  ----------  ------------  -------------  ---------------  ----------
Balance, December 31, 2000           91,527             674        (940)       604,911      (767,584)          (2,939)    (74,351)

Net loss                                                                                    (132,993)                    (132,993)
Foreign currency translation
  adjustment                                                                                                      305         305
Cumulative effect of change
  in accounting principle for
  derivative financial
  instruments                                                                                                    (189)       (189)
Derivative fair value
  adjustment                                                                                                     (590)       (590)
Minimum pension liability
  adjustment                                                                                                   (8,245)     (8,245)
                                                                                                                        ----------
Total comprehensive loss                                                                                                 (141,712)
Professional services
  contributed by Borden                                                           441                                         441
Issuance of common stock                                 22                     2,231                                       2,253
Collection of receivable for
  stock sold                                                                      200                                         200
Repurchase of common
  stock                                                          (1,215)                                                   (1,215)
Preferred stock dividends             5,213                                                  (15,458)                     (10,245)
                               -------------  --------------  ----------  ------------  -------------  ---------------  ----------
Balance, December 31, 2001     $     96,740   $         696   $  (2,155)  $    607,783  $   (916,035)  $      (11,658)  $(224,629)
                               =============  ==============  ==========  ============  =============  ===============  ==========

     The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
WKI HOLDING COMPANY, INC.

(1)  NATURE OF OPERATIONS AND BASIS OF PRESENTATION

WKI Holding Company Inc. (the Company or WKI), is a leading manufacturer and marketer of consumer bakeware, dinnerware, kitchen and household tools, rangetop cookware and cutlery product categories. The Company has strong positions in major channels of distribution for its products in North America and has also achieved a significant presence in certain international markets, primarily Asia, Australia, and Latin America. In North America, the Company sells both on a wholesale basis to retailers, distributors and other accounts that resell the Company's products, and on a retail basis, through Company-operated factory stores. In the international market, the Company has established its presence on a wholesale basis through an international sales force coupled with localized distribution and marketing capabilities.

In January 2001, the Company announced Steven G. Lamb as its new President and Chief Executive Officer. In addition, in 2001, the WKI Board of Directors approved plans to restructure several aspects of the Company's manufacturing and distribution operations and consolidate certain administrative functions. These measures resulted in a restructuring charge of $51.9 million and rationalization expenses of $18.5 million. (See Note 13 - Restructuring and Rationalization Programs). On April 12, 2001, the Company entered into the Amended and Restated Credit Agreement (the "Amended Credit Agreement"), which provided for an additional secured revolving credit facility of $25.0 million maturing on March 31, 2004.

The general U.S. economic downturn experienced during 2001 significantly impacted consumer confidence which adversely impacted customer purchase behavior in several of the Company's key channels. This economic downturn has affected and is expected to continue to negatively impact the financial condition and results of operations of the Company. In addition, Kmart, a key WKI customer, declared bankruptcy in January 2002. As a result, the Company assessed the collectibility of its receivable from Kmart and recorded an $8.3 million charge in December 2001.

At December 31, 2001, the Company was not in compliance with certain financial covenants contained in the Amended Credit Agreement. The Company, and the covenants within its credit facilities, measures operating results using earnings before interest, taxes, depreciation and amortization as adjusted for certain restructuring, rationalization, integration and transaction costs (Adjusted EBITDA). The Company did not meet the minimum Adjusted EBITDA, ratio of debt to Adjusted EBITDA and ratio of Adjusted EBITDA to cash interest expense covenants. The default under the senior credit facility as of December 31, 2001, also results in a default under the Borden facility. Accordingly, the holders of the Company's senior credit facilities and Borden have the right to accelerate the maturity of all of the outstanding indebtedness under the respective agreements, which together totals approximately $609.0 million. The holders of the $200.0 million aggregate principal amount of 9 5/8% Notes have the right to accelerate the maturity of their notes if the banks and/or Borden accelerate their payments. The Company does not presently have the ability to fund or refinance the accelerated maturity of this indebtedness. In light of the above, the Company has reclassified the long term portion of the senior credit facilities, the Borden facility and the 9 5/8% Notes to short term debt on the Consolidated Balance Sheet for the year ended December 31, 2001.

At December 31, 2001, the Company had fully utilized its $300.0 million senior revolving credit facility and $25.0 million Borden revolving credit facility and had cash available of $66.8 million.

On March 28, 2002 the Company obtained temporary waivers of these and other covenant defaults from its bank syndicate and Borden. By their terms, these waivers terminate on the earliest of (i) May 30, 2002, (ii) the date on which the cash level falls below $20.0 million or the Company delivers to the agent for the bank syndicate a certificate indicating that it projects its cash level to fall below $20 million, (iii) the date on which the Company makes any payment in respect of interest or principal on the 9 5/8% Notes, (iv) the date on which the Company informs its agent for the bank syndicate that the Company intends to make such a payment on the 9 5/8% Notes, and (v) the date the Company prepays any loans under the Borden Facility. In addition, the Borden waiver terminates on the first date the lenders or the Administrative Agent under the Amended Credit Agreement take any action to accelerate the loans thereunder or to exercise any other remedies under the "Loan Documents."

The next scheduled interest payment on the 9 5/8% Notes is due May 1, 2002. The Company currently does not anticipate making this payment as making the payment would cause the waiver of the bank covenant defaults to expire. If the Company does fail to make the interest payments, a new event of default will occur under the senior credit facility and the Borden Facility after the expiration of the applicable grace period. The Company has engaged financial advisors and is discussing various options with its bank syndicate to develop a long-term financial restructuring plan, including resolution of the defaults under the Amended Credit Agreement that will exist after the expiration of the waiver. As part of those discussions, the Company is pursuing opportunities for restructuring its indebtedness and its capital structure. In the event the Company and its lenders are unable to reach an agreement on a restructuring plan that enables the Company to meet its debt obligations, including the interest payment on the 9 5/8% Notes, the Company would need to explore other alternatives, which could include a potential reorganization or restructuring under the bankruptcy laws.

Due to the Company's continuing inability to comply with its covenants under the Amended Credit Agreement, the temporary nature of the waiver the Company obtained from its bank syndicate, the Company's history of losses and stockholders' deficit, there is substantial doubt as to the Company's ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or liabilities that may result from the outcome of these uncertainties.


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America, the most significant of which include:

Principles of Consolidation

The consolidated financial statements present the operating results and financial position of WKI and the accounts of all entities controlled by the Company. All significant intercompany accounts and transactions have been eliminated. Minority interest in the income of a consolidated subsidiary represents the minority stockholder's share of the income of the consolidated subsidiary. The minority interest in the consolidated balance sheets reflect the original investment by the minority stockholder in the consolidated subsidiary, along with its proportional share of the accumulated earnings or losses, together with its share of any capital transactions.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported herein. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform with 2001 presentation.

Cash and Cash Equivalents

The Company considers all highly liquid investments, primarily government securities, with an original maturity of three months or less to be cash equivalents.

Inventories

Inventories are stated at the lower of cost or market and include raw materials, labor, manufacturing overhead and cost to purchase outsourced products. The first-in, first-out method is used for valuing all inventories. The Company evaluates obsolete and excess inventories and records appropriate reserves based on expected demand.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost, less accumulated depreciation. Depreciation is calculated using straight-line and accelerated methods based on the estimated useful lives of the assets as follows: buildings, 8-30 years; equipment 3-25 years; and leasehold improvements, over the lease periods. Capitalized interest costs relate to the purchase and construction of long-term assets and are amortized over the respective useful lives of the related assets. The Company capitalized interest of $1.0 million, $0.7 million and $1.9 million in 2001, 2000 and 1999, respectively.

Other Assets

Other assets primarily consist of precious metals, capitalized computer software costs and deferred financing fees. Precious metals, which are recorded at cost and consist of platinum, rhodium, and palladium, are used in the Company's manufacturing processes and are expensed to operations based on utilization. Capitalized computer software costs consist of costs to purchase and develop software. The Company capitalizes internally developed software costs based on a project-by-project analysis of each project's significance to the Company and its estimated useful life. All capitalized software costs are amortized on a straight-line basis over a period between three and seven years. Amortization expense for computer software was $8.1 million, $5.3 million and $2.3 million in 2001, 2000 and 1999, respectively. Deferred financing fees associated with the Company's credit facilities are amortized to interest expense on a straight-line basis over the term of the related credit facility.

Goodwill, Trademarks and Patents

The cost of goodwill represents the excess of cost over identifiable net assets of businesses acquired. The amortization period assigned to goodwill is 40 years. Trademarks and patents are amortized over the estimated economic useful lives, which range from 20 to 35 years. Goodwill and other intangibles are carried at cost, less accumulated amortization. Amortization expense of $11.5 million, $9.6 million, and $1.5 million was recorded in 2001, 2000, and 1999, respectively. (See "New Accounting Standards" below on the issuance of SFAS 142, "Goodwill and Other Intangible Assets", for changes in fiscal year 2002.)

Impairment Accounting

In accordance with SFAS 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of," the Company reviews the recoverability of its long-lived assets, including goodwill and other intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the Company's ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If the expected undiscounted pre-tax cash flows are less than the carrying value of such assets, an impairment loss is recognized for the difference between estimated fair value and carrying value. In 2001, the Company determined that certain assets, associated with facilities that are being closed, were impaired as a result of the Company's restructuring initiatives that amounted to $26.5 million. No other assets were impaired as of December 31, 2001. (See "New Accounting Standards" below on the issuance of SFAS 142, "Goodwill and Other Intangible Assets" and SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" for changes in fiscal year 2002).

Other Comprehensive Loss

Other comprehensive loss consists of minimum pension liabilities associated with the underfunding of the Company's pension plans, adjustments to the fair value of the Company's derivative and foreign currency translation adjustments associated with the Company's foreign subsidiaries.

Stock Based Compensation

Certain employees of the Company participate in the stock compensation plans of the Company. The Company accounts for compensation cost under these plans using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." Compensation expense is recorded for awards of shares over the period earned. The Company follows the disclosure provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS No. 123), which defines a fair value-based method of accounting for stock-based compensation.

Revenue Recognition

Revenue is recognized when products are shipped to customers and when all substantial risk of ownership have transferred. A provision is recorded for uncollectible accounts and an allowance is recorded for anticipated discounts, promotional incentives and returned products.

In January 2002, Kmart Corporation (Kmart), one of the Company's top five customers, filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As a result of this action, the Company evaluated its current exposure and recorded an $8.3 million bad debt reserve based on an estimate of the collectibility of pre-petition accounts receivable.

Advertising and Promotion Costs

Production costs of future media advertising are deferred until the advertising first occurs. Advertising costs, other than cooperative advertising, are charged to selling, general and administrative expenses as incurred.
Cooperative advertising is accrued at the time of sale in the financial statements as a reduction of sales because it is viewed as part of the negotiated price of its products sold. Advertising and promotional expenses for 2001, 2000 and 1999 were $6.0 million, $15.8 million and $13.4 million, respectively.

Research and Development Costs

Research and development costs are expensed as incurred. Such costs were $2.0 million, $1.3 million and $0.6 million in 2001, 2000 and 1999, respectively.

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

Translation of Foreign Currencies

The accounts of most foreign subsidiaries and affiliates are measured using local currency as the functional currency. For those operations, assets and liabilities are translated into U.S. dollars using period-end exchange rates and income and expense accounts are translated at average monthly exchange rates. Net changes resulting from such translations are excluded from net loss and are recorded as a separate component of accumulated other comprehensive loss in the consolidated financial statements. Gains and losses from foreign currency transactions are included in net income in the period in which they arise.

Derivative Financial Instruments

The Company primarily uses two types of derivatives: interest rate swaps, which effectively convert a portion of the Company's variable rate obligations to fixed; and forward exchange contracts, which reduce the Company's cash flow exposure to changes in foreign exchanges rates. The Company enters into interest rate swaps to lower funding costs or to alter interest rate exposures between fixed and floating rates on long-term debt. Under interest rate swaps, the Company agrees with other parties to exchange, at specific intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional principal amount. Interest rate swaps that are in excess of outstanding obligations are marked to market through other income and expense. At December 31, 2001 and 2000, the Company had $15.0 million notional amount of an interest rate swap outstanding with a fair value of $(0.8) million and $(0.2) million, respectively. The fair value of forward exchange contracts that hedge firm third party commitments are deferred and recognized as part of the underlying transactions as they occur, while those that hedge existing assets and liabilities are recognized in income currently and offset gains and losses of transactions being hedged. At December 31, 2000, the Company had $2.6 million of notional value of forward exchange contracts outstanding with no associated unrealized gain or loss on the contracts.

Loss Per Share

Basic loss per share is computed by dividing net loss, less dividends on preferred stock, by the weighted average number of common shares outstanding during each period. Diluted loss per share is computed by dividing net income, less dividends on preferred stock, by the weighted average number of common shares outstanding during the period after giving effect to dilutive stock options.

Fair Value of Financial Instruments

The fair value of the Company's debt is estimated using discounted cash flow analysis based on the incremental borrowing rates currently available to the Company and for loans with similar loan terms and maturities. See Note 7. The estimated fair value of cash and cash equivalents, receivables, and trade payables approximate their carrying value due to the short maturity of these instruments. The Company is not aware of any factors that would significantly affect the estimated fair values.

Recently Issued Accounting Standards

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. An intangible asset acquired through contractual or other legal rights or that can be sold, transferred, licensed, rented or exchanged will still be amortized over its useful life, which is no longer capped at 40 years. In addition the Company will be required to perform an impairment review of its goodwill and other intangible asset balances upon the initial adoption of SFAS No. 142. The impairment review will involve a two-step process as follows:

- Step 1 -Compare the fair value of the reporting units, as defined by SFAS No. 142, to the carrying value, including goodwill and other intangible assets of each of those units. For each reporting unit where the carrying value, including goodwill and other intangible assets, exceeds the unit's fair value, the Company will perform step 2. If a unit's fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

- Step 2 -Allocation of the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This will derive an implied fair value for the reporting unit's goodwill. The Company will then compare the implied fair value of the reporting unit's goodwill with the carrying amount of reporting unit's goodwill. If the carrying amount of the reporting unit's goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess.

The Company expects to complete this review during the first half of 2002. The Company has not yet determined the impact of implementing FAS 142 and there can be no assurance that at the time the review is completed a material impairment charge may not be recorded.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company is in the process of evaluating the impact of implementing SFAS No. 143.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and develops a single accounting method under which long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less costs to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions are to be applied prospectively. The Company is currently assessing the impact of SFAS No. 144 on its financial position and results of operations.


(3)  RECAPITALIZATION

On March 2, 1998, Corning Incorporated (Corning), the Company, Borden, Inc. (Borden) and CCPC Acquisition Corp. (CCPC) entered into a Recapitalization Agreement (the Recapitalization). On April 1, 1998, CCPC acquired 22,080,000, or 92%, of the outstanding shares of common stock of the Company from Corning for $110.4 million. The Company then borrowed $471.6 million and paid a cash dividend to Corning of $472.6 million. Corning retained 1,920,000, or 8%, of the outstanding shares of common stock of the Company. Also on April 1, 1998, the Company issued and sold 1,200,000 shares of cumulative junior preferred stock to CCPC for $30.0 million. The Company paid an additional $10.2 million to Corning in July 1998 relating to certain provisions of the Recapitalization.

The Company recorded the assets and liabilities of the predecessor at historical cost upon execution of the Recapitalization. A significant change in holders of common stock and bonds of the Company could precipitate the push down of purchase accounting adjustments from CCPC to the Company.


(4)  ACQUISITIONS

Effective September 13, 1999 and October 21, 1999, the Company acquired the outstanding stock of EKCO and GHC, respectively. The financial statements include the results of EKCO's and GHC's operations from the dates of the acquisitions. The acquisitions were accounted for under the purchase method of accounting. The Company acquired EKCO for an initial value of approximately $229 million. The Company financed this acquisition through the issuance of $150.0 million in common stock to the Company's parent, a $71.5 million short-term borrowing from an affiliate of the Company's parent and borrowing under the Company's existing credit facility. In December 2000, the Company paid CCPC an additional $10.6 million for the EKCO business, pursuant to a clause related to CCPC's sale of certain assets and liabilities not purchased by the Company in the original EKCO acquisition. The Company acquired GHC for approximately $159 million. The Company financed the acquisition through the issuance of $50.0 million in cumulative junior preferred stock to an affiliate of the Company's parent and borrowings under the Company's existing revolving credit facilities.

The following unaudited pro forma results of operations give effect to the EKCO and GHC acquisitions as if they had occurred on January 1, 1999.

                                                   (In thousands,
(Unaudited)                                  except per share amounts)
-------------------------------------------  --------------------------
                                                       1999
                                             --------------------------
Net sales                                    $                 846,026
Loss before extraordinary losses                               (47,897)
Net loss applicable to common stock                            (68,046)
Loss per share before extraordinary losses                       (0.72)
Loss per share after extraordinary losses                        (1.02)

The pro forma information provided does not purport to be indicative of actual results of operations if the EKCO and GHC acquisitions had occurred on January 1, 1999, and is not intended to be indicative of future results or trends.

In connection with the acquisition of EKCO, the Company recorded an extraordinary loss of $6.4 million, net of $4.3 million tax benefit, as a result of the early retirement of debt.


(5)  SUPPLEMENTAL BALANCE SHEET DATA

                                                DECEMBER 31,
                                           ----------------------
Inventories (in thousands):                   2001        2000
--------------------------                 ----------  ----------
Finished and in-process goods              $ 137,965   $ 188,011
Raw materials and supplies                    19,695      18,571
                                           ----------  ----------
                                           $ 157,660   $ 206,582
                                           ==========  ==========


Property, plant and equipment                   DECEMBER 31,
-----------------------------              ----------------------
(in thousands):                               2001       2000
---------------                            ----------  ----------
Land                                       $   3,145   $   4,076
Buildings                                     91,512      89,789
Machinery and Equipment                      327,250     305,576
                                           ----------  ----------
                                             421,907     399,441
Accumulated Depreciation                    (318,710)   (257,985)
                                           ----------  ----------
                                           $ 103,197   $ $141,456
                                           ==========  ==========

                                                DECEMBER 31,
                                           ----------------------
Other current liabilities (in thousands):     2001       2000
-----------------------------------------  ----------  ----------
Wages and employee benefits                $  17,117   $  30,254
Accrued advertising and promotion             17,400      28,277
Accrued interest                               9,345      11,601
Restructuring reserve                         19,647          --
Other accrued expenses                        33,259      33,953
                                           ----------  ----------
                                           $  96,768   $ 104,085
                                           ==========  ==========

(6)  RELATED PARTY TRANSACTIONS

The following transactions with related parties are included in the consolidated statements of operations for the years ended December 31, 2001, 2000, and 1999 (in thousands):

                                                      YEAR ENDED DECEMBER 31,
                                                      ------------------------
                                                       2001     2000     1999
                                                      -------  -------  ------
Services provided by Corning, Inc.                    $ 2,570  $ 4,078  $7,210
Interest expense to Borden and an affiliate of the
  Company's parent                                      2,117    1,489     358
Management fees and services paid to Borden               928    3,847   1,500
Professional services contributed by Borden               441       --      --
Loss on sale of receivables and related fees paid to
  Borden                                                   --      823      --
Preferred dividends payable to Borden                  10,241    8,753   1,533
Preferred dividends payable to CCPC                     5,214    4,631   4,114

Prior to April 1, 1998, the Company operated as a wholly-owned subsidiary of Corning. In connection with the Recapitalization, Corning and the Company entered into several agreements relating whereby Corning would provide goods and services to the Company and would share certain facilities with the Company at terms specified in the agreements. As of December 31, 2001, the Company has assumed or outsourced a significant portion of the functions previously performed by Corning. Management believes that the methodology used by Corning to charge these costs is reasonable, but may not necessarily be indicative of the costs that would have been incurred had these functions been performed by the Company.

See Note 9 - Commitments and Contingencies regarding Corning's agreement to indemnify the Company for certain environmental liabilities.

See Note 4 - Acquisitions regarding the Company's issuance of $150.0 million in common stock to the Company's parent, payment of $10.6 million to the Company's parent relating to the parent's sale of a portion of the EKCO businesses that were not originally purchased by the Company, and a $71.5 million short-term borrowing from an affiliate of the Company's parent to finance the EKCO acquisition.

During the third quarter of 2000, Borden agreed to provide the Company a $40.0 million temporary revolving credit facility to assist in meeting working capital requirements, capital expenditures, interest payments and scheduled principal payments. The original maturity date of the Borden facility of December 31, 2000 was extended to March 31, 2004. Effective July 2, 2001, Borden increased its line of credit to the Company from $40.0 million to $50.0 million and then decreased the commitment to $25.0 million on August 16, 2001. The facility is secured with an interest on the Company's assets that is second in priority behind the interests securing the Amended and Restated Credit Agreement. The default under the senior credit facility at December 31, 2001, also results in a default under the Borden facility. Accordingly, Borden has the right to accelerate the maturity of the $25.0 million credit facility. The Company does not have the ability to fund or refinance the accelerated maturity of this indebtedness (see Note 1, Nature of Operations and Basis of Presentation). The 1999 interest expense paid to Borden related to short-term interim financing of $71.5 million at 9.4%, which was borrowed and repaid in the fourth quarter of 1999.

In connection with the Recapitalization, the Company and Borden entered into an agreement pursuant to which Borden would provide management, consulting and financial services to the Company. In the third quarter of 2001, the Company and Borden amended the management agreement to provide for a variable payout, not to exceed $2.5 million annually, based on Adjusted EBITDA. Under the amended management agreement, no fee was due in 2001 as the Adjusted EBITDA targets were not met. However, the Company recorded an expense of $0.4 million related to the fair value of professional services contributed by Borden during 2001. The value of the contributed services is included in additional paid-in capital in the accompanying financial statements. In 2000 and 1999, the
management fee was fixed at $2.5 and $1.5 million respectively.   At December
31, 2001 and 2000, additional payables to Borden for expenses and other contracted services of $3.6 million and $2.2 million, respectively, are included in accounts payable.

On June 29, 2000, the Company entered into a receivables purchase agreement with Borden. Under the agreement, the Company sold $50.5 million and $40.3 million of net receivables in June and September, respectively, to Borden. The Company recognized a loss on the sale of receivables and transaction related fees in the amount of $0.8 million.

In the fourth quarter of 1999, the Company issued $50.0 million in 16% cumulative junior preferred stock to Borden. The cumulative junior preferred stock consists of two million shares with each share having a liquidation preference of $25.00. The cumulative junior preferred stock provides for the payment of cash dividends of $1.00 per share per quarter whether or not declared by the Company and if certain financial ratios are satisfied. At December 31, 2001 and 2000, the Company had accrued $20.5 million and $10.3 million, respectively, in preferred stock dividends. The dividends payable are recorded as other long-term liabilities.

In conjunction with the Recapitalization on April 1, 1998, the Company issued $30.0 million in 12% cumulative junior pay-in-kind stock to CCPC. The cumulative junior preferred stock consists of 1.2 million shares with each share having a liquidation preference of $25. The cumulative junior preferred stock provides for the payment of dividends in cash, additional shares of junior preferred stock or a combination thereof of $0.75 per share per calendar quarter, if and when declared by the Company's board of directors. At December 31, 2001 and 2000, the Company had accrued $16.7 million and $11.5 million, respectively, in preferred stock dividends. The Company intends to settle these accrued dividends by issuing additional preferred shares. As such, the dividends are recorded in preferred stock in the accompanying balance sheets.

The Company and/or affiliates of the Company, including entities related to KKR, from time to time have purchased, and may in the future purchase, depending on market conditions, senior subordinated notes previously issued by the Company in the open market or by other means. As of December 31, 2001 and 2000, affiliates have purchased an aggregate of $80.5 and $39.4 million of senior subordinated notes in open market transactions. Additionally an affiliate of KKR acquired $25.7 million of loans under the Company's senior credit facility during 2001.

The debt was purchased at a discount causing the Company to incur cancellation of indebtedness income, for tax purposes only, of $38.2 million and $28.4 million ($13.4 million and $10.0 million tax effected) in 2001 and 2000, respectively. This income was fully offset by current period losses in the Company's income tax expense.


(7)  STOCKHOLDERS' DEFICIT

In the fourth quarter of 1999, the Company's Board of Directors approved an increase to the number of common shares authorized from 45 million to 75 million and subsequently in the third quarter of 2000 increased the number to 80 million. At December 31, 2001, 2000, and 1999 the Company had 69.6 million,
67.4 million, and 66.9 million shares of common stock outstanding, respectively.

To finance the acquisition of EKCO and GHC, the Company issued 42.9 million additional shares of common stock in the fourth quarter of 1999. The $0.01 par common shares were issued at $3.50 to CCPC resulting in proceeds of $150 million.

In the third quarter of 2000, 540,000 additional shares of common stock were issued to the Company's management. The $0.01 par common shares were issued at $3.50, resulting in proceeds of $1.9 million.

In 2000, the Company sold shares of common stock to certain members of the Company's management in exchange for notes secured by the shares. The outstanding principal balances of these notes amounted to $0.2 million at December 31, 2000 and are recorded as a reduction of stockholders' deficit. In 2001, 2.2 million additional shares of common stock were issued to the Company's management. The $0.01 par common shares were issued at an average of $1.00, per share, resulting in proceeds of $2.2 million.

In 2001 and 2000, the Company repurchased 376,000 and 360,000 common shares for $1.2 million and $0.9 million, respectively, from prior members of the Company's management upon their termination of employment. The shares were repurchased at rates as defined in the management equity option plan. Repurchased shares are classified as common stock held in treasury on the balance sheet.

At December 31, 2001 and 2000, the Company had 3.2 million shares of preferred stock outstanding and had recorded $15.5 million and $13.4 million, respectively, in preferred stock dividends, none of which have been paid. Dividends required to be settled in cash totaling $20.5 million and $10.3 million in 2001 and 2000, respectively, are accrued as other long-term liabilities. Dividends that will be paid in preferred stock totaling $16.7 million and $11.5 million in 2001 and 2000, respectively, have been accrued in preferred stock.

(8)  BORROWINGS

     Debt outstanding at December 31, 2001 and 2000 is as follows:

                                                                            (IN THOUSANDS)
                                                           -----------------------------------------------
                                                                      2001                   2000
                                                           -----------------------  ----------------------
                                                                        DUE WITHIN             DUE WITHIN
                                                            LONG-TERM    ONE YEAR   LONG-TERM   ONE YEAR
                                                           -----------  ----------  ---------  -----------
Senior credit facility, term loan, at an average rate of
  8.79% and 9.88%, $194,000 originally due 2006,
  $98,000 originally due 2007                              $        --  $  292,000  $ 292,000  $    3,000

Senior credit facility, revolving line of credit, at an
  average rate of  7.67% and 9.13%, originally due
  2005                                                              --     292,000    264,800           --

Borden revolving credit facility, at an average rate of
  8.34% and 12.5%, originally due 2004                              --      25,000         --       6,100

9 5/8% Series B Senior Subordinated Notes, originally
  due 2008                                                          --     200,000    200,000          --

9 1/4% Series B Senior Subordinated Notes due 2006               2,877          --      2,877          --

Industrial Revenue Bonds, at an average rate of 5.81%
  and 5.69%                                                      5,963         643      6,848         571

Other debt                                                          --          --          3          64
                                                           -----------  ----------  ---------  -----------

     Total Debt                                            $     8,840  $  809,643  $ 766,528  $    9,735
                                                           ===========  ==========  =========  ===========

On April 12, 2001, the Company entered into the Amended and Restated Credit Agreement (the "Amended Credit Agreement"), which provided for an additional secured revolving credit facility of $25.0 million maturing on March 31, 2004. The Amended Credit Agreement increased pricing on the credit facilities and provides for a first priority lien on substantially all of the Company's assets and its subsidiaries' assets. This agreement waived the defaults under the coverage ratio and leverage ratios covenants for the quarter ended December 31, 2000, and amended future financial covenants beginning March 31, 2001. These covenants place significant restrictions on, among other things, the ability of the Company to incur additional indebtedness, pay dividends and other distributions, prepay subordinated indebtedness, enter into sale and leaseback transactions, create liens or other encumbrances, make capital expenditures, make certain investments or acquisitions, engage in certain transactions with affiliates, sell or otherwise dispose of assets and merge or consolidate with other entities and otherwise restrict corporate activities. In addition, the credit facilities also require the Company to meet certain financial ratios and tests, including a minimum Adjusted EBITDA, a ratio of debt to Adjusted EBITDA and Adjusted EBITDA to cash interest expense.

The general U.S. economic downturn experienced during 2001 significantly impacted consumer confidence which adversely impacted customer purchase behavior. This economic downturn has affected and is expected to continue to negatively impact the Company. At December 31, 2001, the Company was not in compliance with certain financial covenants contained in the Amended Credit Agreement. Specifically, the Company did not meet the minimum Adjusted EBITDA, the ratio of debt to Adjusted EBITDA and the ratio of Adjusted EBITDA to cash interest expense covenants. Accordingly, the holders of the Company's senior credit facilities have the right to accelerate the maturity of all of the outstanding indebtedness under the respective agreements, which together totals approximately $584.0 million. The Company does not have the ability to fund or refinance the accelerated maturity of this indebtedness. As a result, all of the related debt has been classified as a current liability as of December 31, 2001 (see Note 1, Nature of Operations and Basis of Presentation).

During the third quarter of 2000, Borden agreed to provide the Company a $40.0 million temporary revolving credit facility to assist in meeting working capital requirements, capital expenditures, interest payments and scheduled principal payments. The original maturity date of the Borden facility of December 31, 2000 was extended to March 31, 2004. Effective July 2, 2001, Borden increased its line of credit to the Company from $40.0 million to $50.0 million and then decreased the commitment to $25.0 million on August 16, 2001. The facility is secured with an interest on the Company's assets that is second in priority behind the interests securing the Amended Credit Agreement. The default under the senior credit facility as of December 31, 2001, also results in a default under the Borden facility and, therefore, the Company was in default under the Borden facility at December 31, 2001. Accordingly, Borden has the right to accelerate the maturity of the $25.0 million credit facility. The Company does not have the ability to fund or refinance the accelerated maturity of this indebtedness. As a result, all of the related debt has been classified as a current liability as of December 31, 2001.

The defaults under the senior credit facility and Borden facility as of December 31, 2001, also result in a default under the Series B Senior Subordinated Notes. As a result, the subordinated bondholders have the right to accelerate the maturity of all of the $200.0 million Notes. The Company does not have the ability to fund or refinance the accelerated maturity of this indebtedness. As a result, all of the related debt has been classified as a current liability as of December 31, 2001.

At December 31, 2001, $0.4 million was available under the existing revolving credit facilities, net of $7.9 million in commitments associated with outstanding letters of credit (see Note 9 - Commitments and Contingencies).

The Company is party to an interest rate swap agreement to hedge against interest rate exposure of variable rate debt. The notional amount of the swap equals the face value of the bond it hedges. The agreement provides for the payment or receipt of interest to or from a counterparty based on the spread between a fixed rate paid by the Company (6.295% at December 31, 2001 and 2000) and the floating LIBOR rate paid by the bank (2.31% and 6.76% at December 31, 2001 and 2000, respectively). The swap agreement is settled and the LIBOR rate is reset on a quarterly basis. The Company recorded additional interest expense of $0.2 million for the year ended December 31, 2001.

On October 25, 1999, the Company borrowed $71.5 million from Borden to assist in the financing of the acquisitions of EKCO and GHC. On November 15, 1999, the Company added a term loan of $100 million to its senior credit facilities, the proceeds of which were used to refinance the indebtedness, including that with Borden, incurred in connection with these acquisitions.

In connection with the acquisition of EKCO, the Company assumed $3.4 million in
9   Series B Senior Notes and $2.1 million in industrial revenue bonds.  At
December 31, 2001 and 2000, the balance of the EKCO 9   Series B Senior Notes
and industrial revenue bonds were $2.9 million and $1.8 million, respectively. With the exception of the asset sale covenant, each of the principal covenants in the senior notes relating to the EKCO senior notes is no longer in effect.

Long-term debt maturing in each of the years subsequent to December 31, 2001 (in thousands) is as follows:

            2002                       $ 809,643
            2003                             497
            2004                             140
            2005                           4,060
            2006                           2,953
            2007 - 2009                    1,190
                                       ----------
                                         818,483
            Less: current maturities    (809,643)
                                       ----------
            Long-term debt             $   8,840
                                       ==========

The above table reflects the acceleration of the debt in default as of December 31, 2001. Based on quoted market interest rates and quoted market prices currently available to the Company for loans with similar terms and maturities, the fair value of loans payable beyond one year was $9.1 million at December 31, 2001.


(9)  COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company is a party to certain non-cancelable lease agreements, which expire at various dates through 2010. Minimum rental commitments outstanding at December 31, 2001 (in thousands) are as follows:

                                     OPERATING LEASES   CAPITAL LEASES
                                     -----------------  ---------------
      2002                           $          23,755  $         1,121
      2003                                      18,217              373
      2004                                      12,469               59
      2005                                       9,005               --
      2006                                       6,648               --
      2007 and thereafter                       28,753               --
                                     -----------------  ---------------
      Net minimum lease commitments  $          98,847  $         1,553
                                     =================  ===============

Rental expense was $25.4 million, $25.1 million, and $27.0 million for the years ended December 31, 2001, 2000, and 1999, respectively. The liability for capital lease obligations is recorded in other current and other long-term liabilities in the Company's financial statements.

LITIGATION AND ENVIRONMENTAL MATTERS

The Company is a defendant or plaintiff in various claims and lawsuits arising in the normal course of business. The Company believes, based upon information it currently possesses, and taking into account established reserves for estimated liabilities and its insurance coverage, that the ultimate outcome of the proceedings and actions is unlikely to have a material adverse effect on the Company's financial statements. It is reasonably possible, however, that some matters could be decided unfavorably to the Company and could require the Company to pay damages, or make other expenditures in amounts that cannot be estimated as of December 31, 2001.

The Company has announced its intention to shut down the Martinsburg facility as part of a broader program of restructuring activities (See Note 13-Restructuring and Rationalization Programs) and intends to sell the building and assets related to this property. The Company is currently working with environmental experts and representatives from state agencies to assess potential remediation requirements. The Company has also contacted Corning indicating it will seek reimbursement of proposed expenditures under the environmental indemnification agreement mentioned below.

From time to time, the Company has had claims asserted against it by regulatory agencies or private parties for environmental matters relating to the generation or handling of hazardous substances by the Company or its predecessors, and the Company has incurred obligations for investigations or remedial actions with respect to certain of these matters. The Company has accrued approximately $3.8 million at December 31, 2001 for probable environmental remediation and restoration liabilities. This is management's best estimate of these liabilities. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such liabilities or as yet unknown liabilities may exceed current reserves in amounts
that cannot be estimated as of December 31, 2001.   There can be no assurance
that activities at these or any other facilities may not result in additional environmental claims being asserted against the Company or additional investigations or remedial actions being required.

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

LETTERS OF CREDIT

In the normal course of business and as collateral for performance, the Company is contingently liable under standby and import letters of credit totaling $7.9 million as of December 31, 2001. In the Company's past experience, no claims have been made against these financial instruments. As a result, management does not expect any material losses to result from these off-balance sheet instruments and therefore estimates their fair value to be zero.


(10) EMPLOYEE RETIREMENT PLANS

Most U.S. employees of the Company are covered under a non-contributory defined benefit pension plan. Pension plan benefits are generally based on years of service and/or compensation. The Company's funding policy is to contribute annually an amount determined jointly by management and its consulting actuaries that is not less than the minimum amount required by the Employee Retirement Income Security Act of 1974. Plan assets are comprised principally of publicly traded debt and equity securities.

On July 27, 2001, the WKI Board of Directors approved a resolution to adopt a defined contribution plan for all non-union employees. Benefit accruals under the World Kitchen Inc. Pension Plan for the former Corning Consumer Products Company salaried and General Housewares Corp participants were frozen as of December 31, 2001, with the exception of those eligible for five years of continued accruals, subject to offsets from the defined contribution plan.

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

The Company's postretirement benefit plan provides certain medical and life insurance benefits for retired employees. Substantially all U.S. employees of the Company may become eligible for these benefits if they fulfill eligibility requirements as specified by the plan. On July 27, 2001, the WKI Board of Directors approved for non-union employees (1) the elimination of retiree life insurance effective for retirements after April 1, 2003, and (2) the phase out of company cost sharing for retiree medical by January 1, 2005.

Certain of the Company's employees also participate in a Borden sponsored retirement savings plan. Charges to WKI's operations for matching contributions in 2001, 2000, and 1999 amounted to $3.3 million, $3.3 million, and $3.0 million, respectively.

Relevant data for the Company's pension and postretirement medical benefit plans at September 30, 2001 and 2000, respectively, is as follows (in thousands):

                                                                                                OTHER
                                                                     PENSION BENEFITS  POSTRETIREMENT BENEFITS
                                                                   -------------------  ---------------------
                                                                     2001       2000       2001       2000
                                                                   ---------  --------  ----------  ---------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year                            $ 71,013   $54,979   $  42,992   $ 36,897
Service cost                                                          5,775     5,037       1,685      2,995
Interest cost                                                         5,241     4,229       2,999      2,864
Plan participants' contributions                                        113       250         120         86
Actuarial (gain) loss                                                   944      (828)      3,625        957
Benefits paid                                                        (3,286)   (5,125)     (1,235)      (874)
Amendments                                                               --    12,615      (5,725)        --
Curtailments                                                             --        85                    (11)
Settlements                                                           1,100      (229)     (1,000)        78
Special termination benefit                                            (242)       --          --         --
                                                                   ---------  --------  ----------  ---------
Benefit obligations at end of year                                   80,658    71,013      43,461     42,992
                                                                   ---------  --------  ----------  ---------
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning
  of year                                                            66,187    58,895          --         --
Actual return on plan assets                                         (9,621)    4,750          --         --
Employer contributions                                                  398     4,265       1,115        788
Plan participants' contributions                                        113       250         120         86
Benefits paid                                                        (3,286)   (5,125)     (1,235)      (874)
Changes in plan year-end                                                 --     3,548          --         --
Divestitures and settlements                                           (242)     (396)         --         --
                                                                   ---------  --------  ----------  ---------
Fair value of plan assets at end of year                             53,549    66,187          --         --
                                                                   ---------  --------  ----------  ---------
FUNDED STATUS OF PLAN
Funded status                                                       (27,109)   (4,826)    (43,461)   (42,992)
Unrecognized net actuarial (gain)/loss                               11,090    (4,875)      2,460        697
Unrecognized prior service cost                                       8,857    12,314      (3,575)        --
Unrecognized initial net benefit asset                                 (194)       --          --         --
Post September 30th contributions                                       110        17          36         20
                                                                   ---------  --------  ----------  ---------
Net amount recognized                                                (7,246)    2,630     (44,540)   (42,275)
                                                                   ---------  --------  ----------  ---------
AMOUNTS RECOGNIZED IN STATEMENT OF
FINANCIAL POSITION CONSIST OF
Prepaid benefit cost                                                    897     3,103          --         --
Accrued benefit liability                                           (25,245)     (473)    (44,540)   (42,275)
Intangible asset                                                      8,857        --          --         --
Accumulated other comprehensive income                                8,245        --          --         --
                                                                   ---------  --------  ----------  ---------
Net amount recognized                                              $ (7,246)  $ 2,630   $ (44,540)  $(42,275)
                                                                   =========  ========  ==========  =========


                                                                                                OTHER
                                                                     PENSION BENEFITS  POSTRETIREMENT BENEFITS
                                                                   -------------------  ---------------------
                                                                     2001       2000       2001       2000
                                                                   ---------  --------  ----------  ---------
WEIGHTED AVERAGE ASSUMPTIONS
Discount rate                                                          7.25%     7.73%       7.25%      7.70%
Expected return on plan assets                                         8.25      8.51          NA         NA
Rate of compensation increase                                          4.50      4.54        4.50       4.50
Assumed health care trend rate:
  initial                                                               NA         NA        8.75       7.75
  ultimate                                                              NA         NA        5.25       5.75

COMPONENTS OF NET PERIODIC BENEFIT COST                                                        OTHER
(IN THOUSANDS)                                                      PENSION  BENEFITS  POSTRETIREMENT BENEFITS
                                                                   -------------------  ---------------------
                                                                     2001       2000       2001       2000
                                                                   ---------  --------  ----------  ---------
Service cost                                                       $  5,775   $ 5,037   $   1,685   $  2,995
Interest cost                                                         5,241     4,229       2,999      2,864
Expected return on plan assets                                       (5,360)   (5,278)         --         --
Amortization of unrecognized transition
  obligation                                                             (9)       --          --         --
Amortization of prior service cost                                      800       300        (150)        --
Recognized net actuarial loss (gain)                                      4       (13)         --         --
Settlement/Curtailment loss (gain)                                    3,880        --      (2,192)        --
                                                                   ---------  --------  ----------  ---------
Net periodic benefit cost                                          $ 10,331   $ 4,275   $   2,342   $  5,859
                                                                   =========  ========  ==========  =========

The consolidated balance sheet includes prepaid pension cost for plans in which assets exceed accumulated benefits and accrued benefit costs for plans in which accumulated benefits exceed assets. The funded status of the Company's plans and the amounts of prepaid and accrued pension cost as of September 30, 2001 and 2000 are provided below.

                                    PLANS IN WHICH          PLANS IN WHICH
                                    ASSETS EXCEED        ACCUMULATED BENEFITS
                                 ACCUMULATED BENEFITS       EXCEED ASSETS
                                ---------------------  ----------------------
                                  2001        2000        2001        2000
                                ---------  ----------  ----------  ----------
Accumulated
  benefit obligation            $      --  $   8,515   $  80,658   $  62,498
Fair value of plan assets              --     (8,804)    (53,549)    (57,383)
                                ---------  ----------  ----------  ----------
(Prepaid) accrued pension cost  $      --  $    (289)  $  27,109   $   5,115
                                =========  ==========  ==========  ==========

The consolidated postretirement benefit obligation attributable to the Company's workforce is determined by application of the terms of health care and life insurance plans, together with relevant actuarial assumptions and health care cost trend rates. The annual rate of medical inflation used to determine the year-end results was assumed to be 5.25% for pre-65 benefits and 8.75% for post-65 benefits for 2002, decreasing gradually to a net rate of 5.25% per year at 2008 and remaining at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans.
A one-percentage point change in the assumed health care cost trend rates would have the following effects (in thousands):

                                                           ONE-PERCENTAGE    ONE-PERCENTAGE
                                                           POINT INCREASE    POINT DECREASE
                                                           ---------------  ----------------
Effect on total service cost and interest cost components  $         1,052  $          (984)
Effect on postretirement benefit obligation                $         8,698  $        (6,971)

(11) STOCK COMPENSATION PLANS

Certain members of management were granted options to purchase common stock in WKI, with exercise prices ranging from $1.00 per share to $5.00 per share under the Amended and Restated 1998 Stock Purchase and Option Plan for Key Employees (the "Plan"). Options granted were granted at fair value, vest over five years, and expire ten years from the date of grant.

During 2001, certain members of management were granted 6,550,000 options to purchase common stock in WKI, with an exercise price of $1 per share under the
Plan.   Of these options 1,300,000 are considered performance options, subject to WKI achieving certain operating metrics based upon Adjusted EBITDA ("Performance Options"), and the remaining 5,250,000 options vest over a five year period from the date of grant ("Time Options"). At December 31, 2001, the Company did not achieve the minimum Adjusted EBITDA level required for vesting of the Performance Options, and 50% of the options were cancelled. The remaining 50% of the options are subject to WKI meeting an Adjusted EBITDA target at December 31, 2002. Both the Performance Options and the Time Options are accounted for as variable awards and expire ten years from the date of grant.

Had compensation cost for the Plan been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, WKI's net loss applicable to common stock for the year ended December 31, 2001 and 2000 would not have been significantly effected.

At December 31, 2001, there were 8,172,713 options outstanding and no options available for future grants under the Plan. As of December 31, 2001 and 2000, there were 770,143 and 603,200 options that were exercisable, respectively. Options were forfeited upon the termination of employment of certain prior members of the Company's management.

WKI common stock is not publicly traded and the Company has not declared dividends on a regular basis. There were no options granted in 1999. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used from grants:

                                  2001      2000
                                --------  --------
Risk-free interest rate             3.9%      5.9%
Volatility factor                    54%       23%
Weighted average expected life  7 years   7 years

                                          2001                  2000
                                --------------------  ----------------------
                                             WEIGHTED               WEIGHTED
                                              AVERAGE                AVERAGE
                                             EXERCISE               EXERCISE
                                  SHARES      PRICE      SHARES       PRICE
                                -----------  -------  -----------  ---------
Options outstanding, beginning
  of year:                       3,661,500   $  4.12   2,532,000   $    5.00
Options granted                  6,550,000      1.00   2,153,500        3.50
Options forfeited               (2,038,787)     3.23  (1,024,000)       5.00
                                -----------  -------  -----------  ---------
Options outstanding, end of
  year:                          8,172,713   $  1.84   3,661,500   $    4.12
                                ===========  ========  ==========  =========

The following table summarizes information about fixed-price stock options at December 31, 2001:

                   Number     Weighted Average  Weighted Average
Exercise Price   Outstanding   Remaining Life    Exercise Price
---------------  -----------  ----------------  -----------------
$          1.00    5,900,000        9.19 years  $            1.00
           3.50    1,483,713        8.75 years               3.50
           5.00      789,000        6.49 years               5.00
---------------  -----------  ----------------  -----------------
$   1.00 - 5.00    8,172,713        8.85 years  $            1.84
---------------  -----------  ----------------  -----------------

(12) INCOME TAXES

The Company files a consolidated U.S. federal tax return with its parent and certain of its domestic subsidiaries.

                                                YEAR ENDED DECEMBER 31,
                                           ---------------------------------
                                              2001        2000       1999
                                           ----------  ----------  ---------
LOSS BEFORE TAXES ON INCOME                          (IN THOUSANDS)

  U.S. Companies                           $(133,534)  $(101,795)  $(77,545)
  Foreign companies                            2,362       3,425      2,445
                                           ----------  ----------  ---------
    Loss before taxes on income            $(131,172)  $ (98,370)  $(75,100)
                                           ==========  ==========  =========

The components of income tax expense (benefit) consist of the following items:

                                                              YEAR ENDED DECEMBER 31,
                                                           ----------------------------
                                                             2001     2000      1999
                                                           --------  -------  ---------
CURRENT AND DEFERRED TAX EXPENSE (BENEFIT):                       (IN THOUSANDS)
  Current:
    U.S.                                                   $     --  $    --  $     --
    State and municipal                                          --       --     1,072
    Foreign                                                   1,600    2,570     1,092
  Deferred:
    U.S.                                                         --   41,732   (37,775)
    State and municipal                                          --    7,154   (11,895)
    Foreign                                                      --       --       252
                                                           --------  -------  ---------
  Net tax expense (benefit)                                $  1,600  $51,456  $(47,254)
                                                           ========  =======  =========

The income tax provision (benefit) at the effective tax rate differs from the income tax provision at the U.S. federal statutory tax rate in effect during the years ended December 31, 2001, 2000, and 1999 for the following reasons:

                                                         YEAR ENDED DECEMBER 31,
                                                         -------------------------
                                                          1999     2000     1999
                                                         -------  -------  -------
EFFECTIVE TAX RATE RECONCILIATION:

U.S. statutory tax rate                                  (35.0)%  (35.0)%  (35.0)%
Increase (reduction) in income taxes resulting from:
   State taxes, net of federal benefit                     (6.0)    (6.0)    (6.0)
   Amortization of intangible assets                        1.6      2.1       --
   Disallowed interests expense                            10.2     10.2       --
   Other                                                    0.2       --      1.2
   Valuation allowance                                     29.0     28.7       --
   Taxes on foreign subsidiary and FSC earnings             1.2      2.6      0.6
   Net change in deferred tax assets due to valuation
     allowances                                              --     49.7    (23.7)
                                                         -------  -------  -------
       Effective tax rate                                  1.2 %    52.3%  (62.9)%
                                                         =======  =======  =======

For U.S. federal income tax purposes, the Company has elected to treat the Recapitalization as an asset acquisition by making a Section 338(h)(10) election. As a result, there is a difference between the financial reporting and tax basis of the Company's assets. The difference results in future deductible amounts for tax purposes, which creates a deferred tax asset for financial reporting purposes. These assets have been fully reserved as of December 31, 2001.

Affiliates of the Company purchased a portion of the Company's senior subordinated notes on the open market at a discount. This purchase caused the Company to incur cancellation of indebtedness income of $38.2 million and $28.4 million ($13.4 million and $10.0 million tax effected) in 2001 and 2000, respectively.

As discussed in Note 4, for financial reporting purposes, the acquisitions of EKCO and GHC were accounted for using the purchase method of accounting. As a result, there is a difference between the financial reporting and tax basis of the assets acquired in these companies.

The tax effects of temporary differences and carry forwards that give rise to the deferred tax assets and liabilities at December 31, 2001and 2000 are comprised of the following:

                                                            DECEMBER 31,
                                                      ----------------------
                                                         2001        2000
                                                      ----------  ----------
                                                          (in thousands)
Property and equipment and intangible assets          $  23,369   $  40,228
Postretirement, pension and other employee benefits      19,227      16,966
Loss and tax credit carry forwards                      113,233      66,153
Inventory reserves                                       12,696      21,852
Other
   Bad debt                                               9,363      11,142
   Restructuring reserve                                 14,284          --
   Other                                                 12,907      19,241
                                                      ----------  ----------
   Gross deferred tax assets                            205,079     175,582
Deferred tax assets valuation allowance                (205,079)   (175,582)
                                                      ----------  ----------
   Deferred tax assets                                $      --   $      --
                                                      ==========  ==========

The net change in the total valuation allowance for years ended December 31, 2001 and 2000 is an increase of $29.5 million and an increase of $101.2 million, respectively. A valuation allowance is recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. Negative evidence, such as cumulative losses in recent years, suggests that a valuation allowance is needed. Based upon cumulative losses in the current and immediate two proceeding years, the Company determined that a full valuation allowance of $205.1 million and $175.6 million was warranted in 2001 and 2000, respectively.

Net operating loss carryforwards of approximately $275 million are available to offset domestic taxable income, if any, in future years. These net operating losses begin to expire in 2018. The net operating losses have been fully reserved at December 31, 2001.

The Company currently provides income taxes on the earnings of foreign subsidiaries and associated companies to the extent they are currently taxable or expected to be remitted. Taxes have not been provided on approximately $15.8 million of accumulated foreign unremitted earnings, which are expected to remain invested indefinitely. If remitted, the additional tax liability on these earnings would be approximately $0.8 million.


(13) RESTRUCTURING AND RATIONALIZATION PROGRAMS

2001 RESTRUCTURING AND RATIONALIZATION PROGRAMS

During 2001, the WKI Board of Directors approved plans to restructure several aspects of the Company's manufacturing and distribution operations. In addition, the Company implemented several employee headcount reduction initiatives as part of the continuing business realignment and integration efforts begun in 1999 with the acquisitions of EKCO and GHC. These programs resulted in a restructuring charge of $51.9 million, which was recorded during 2001 on a separate line within operating income.

In addition, $18.5 million of rationalization and other charges were recorded related to the implementation of these programs. These charges arise as a result of the Company's restructuring programs and are excluded in the computation of the Company's EBITDA under the Amended and Restated Credit Agreement which provides for the achievement of quarterly EBITDA targets. Generally, these costs were recorded as incurred in operating income ($13.2 million in selling, general and administrative expenses and $5.3 million in cost of sales.)

The restructuring programs included the following initiatives:

     (1) The outsourcing of Corningware and Visions product lines in an effort to reduce costs while maintaining and enhancing product quality and customer satisfaction. This program will require the shutdown of the Martinsburg, West Virginia facility (Martinsburg) that is scheduled to occur in the first quarter of 2002. Closing this facility will eliminate under-utilized assets and reduce fixed costs while optimizing the Company's leverage buying opportunities.

     (2) The outsourcing of the Chicago Cutlery product lines in an effort to reduce costs while maintaining and enhancing product quality and customer satisfaction. This product was previously produced at the Company's Wauconda, Illinois facility (Wauconda), which was idled at the end of September 2001 and was sold in December 2001.

     (3) The consolidation of warehousing and distribution operations at Waynesboro, Virginia and Plainfield, Indiana into the Company's state of the art distribution centers located in Monee, Illinois and Greencastle, Pennsylvania. This consolidation is expected to occur in the second quarter of 2002. This project will also reduce fixed costs as well as improve inventory management and customer service levels.

     (4) The realignment of the production process at the metal bakeware manufacturing facility at Massillon, Ohio. The Company determined that streamlining the manufacturing and converting processes would improve productivity and reduce headcount

     (5) The consolidation of certain international sales and marketing and distribution operations in Canada and the UK, which occurred at the end of 2001 and in January 2002 respectively.

     (6) The continuation of organizational redesign activities led to significant employee headcount reductions as a result of rationalizing staff and business support functions, upgrading key capabilities and centralizing executive administrative offices in Reston, Virginia.

RESTRUCTURING CHARGES
---------------------

Restructuring details are as follows (in thousands):

                    Liability at   Restructuring                                           Liability at
                    December 31,      Expense                           Reclassifications  December 31,
                        2000            2001            Cash Paid           and Other         2001
                    -------------  --------------  -------------------  -----------------  ------------
Disposal of assets  $          --  $       26,523  $           (1,243)  $     (22,937)     $      2,343
Employee
  Termination
  costs                        --          21,646              (5,628)         (2,366)           13,652
Other exit costs               --           3,719                (454)            387             3,652
                    -------------  --------------  -------------------  -----------------  ------------
                    $          --  $       51,888  $           (7,325)  $     (24,916)     $     19,647
                    =============  ==============  ===================  =================  ============

DISPOSAL OF ASSETS
As part of the restructuring initiative to close or streamline manufacturing, distribution and administrative locations, an impairment charge of $26.5 million was recorded to reflect net realizable value for fixed assets to be sold or scrapped of which approximately $15.4 million relates to the anticipated closure and sale of the Martinsburg manufacturing facility. The charge represents the difference between book value and estimated fair value of the facility less costs to sell the facility. The Wauconda manufacturing facility was sold in 2001 for proceeds of $1.6 million resulting in a $3.2 million impairment charge. Additionally the Company's Clinton facility was sold in 2001 for $1.8 million resulting in an impairment charge of $1.7 million in 2001. The remainder of the charge was largely to write down leasehold improvements and equipment to scrap values as part of the manufacturing, distribution center and administrative space consolidation. Management judgment is involved in estimating the tangible assets' fair value; accordingly, actual results could vary significantly from such estimates. At December 31, 2001, $24.1 million of the impairment charge had either been settled through the sale of the facilities or recorded against the specific assets involved or was paid.

EMPLOYEE TERMINATION COSTS
As part of the restructuring initiative the Company recorded $21.6 million related to employee termination costs. The program will impact a total of approximately 750 employees - 450 related to plant shutdowns, 75 related to distribution center consolidation and 225 related to business and staff support
function redesign.   As of December 31, 2001, approximately 350 employees have
been terminated. Included in the charge is a net pension and post retirement benefit expense of $2.4 million, which resulted from the terminations. This reserve was recorded in other long-term liabilities on the balance sheet. The Company expects to pay the majority of the termination costs in 2002.

OTHER EXIT COSTS
As part of the restructuring initiative the Company recorded $3.7 million of other exit costs primarily related to lease and contract cancellation expenses, legal expenses and other shut down costs associated with the closure and anticipated sale of facilities.

RATIONALIZATION AND OTHER CHARGES
---------------------------------

BUSINESS REDESIGN COSTS
The Company continues to realign its administrative, manufacturing and sourcing strategies to be more competitive. In 2001, the Company incurred $10.2 million of expenses related to consulting, outsourced product development and relocation, of which $8.5 million has been paid in 2001 and $1.7 million remains in other current liabilities at December 31, 2001.

OTHER PROGRAM RELATED CHARGES
The Company recorded an additional $8.3 million charge related to other activities, which occurred relative to the decision to shutdown and consolidate manufacturing and distribution facilities. These costs include an environmental accrual related to clean-up activities prior to the sale of Martinsburg and the write down of excess inventories related to the outsourcing of the manufacture of key brands. During 2001, $2.1 million was paid and $0.2 million of excess inventories were disposed. At December 31, 2001, $2.8 million and $3.2 million remained in other current liabilities and inventory reserves, respectively.


2000 AND 1999 RESTRUCTURING PROGRAMS

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

In the first quarter of 1999, the Company initiated a plan to restructure its manufacturing and supply organization as part of a program designed to reduce costs through elimination of under-utilized capacity, unprofitable product lines and increased utilization of the remaining facilities. The restructuring includes the discontinuation of the commercial tableware product line and closure of the related portion of the Company's manufacturing facility in Charleroi, Pennsylvania. In order to optimize the utilization of the Charleroi facility, the Company has moved Corelle(R) cup production to its Martinsburg, West Virginia facility and third party suppliers. In addition, the Company terminated its supply contract with Corning's Greenville, Ohio facility and Pyrex (R) production was consolidated at the Charleroi facility. Additionally, the Company has discontinued manufacturing and distributing rangetop cookware at its facility in Clinton, Illinois. Future supply of rangetop cookware will be sourced from third party manufacturers.

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

Restructuring details for 1999 activity are as follows (in thousands):

                       Balance                                                                 Balance at
                     December 31,      Restructuring          Cash                            December 31,
                         1998             Expense             Paid         Reclassification        1999
                    --------------  -------------------  ---------------  ------------------  --------------
Disposal of assets  $           --  $           51,400   $           --   $              --   $           --
Employee severance
  & termination                 --              14,658           (7,758)             (2,400)           4,500
Other exit costs                --               2,926           (2,426)                 --              500
                    --------------  -------------------  ---------------  ------------------  --------------
                    $           --  $           68,984   $      (10,184)  $         (53,800)  $       5,000
                    ==============  ===================  ===============  ==================  ==============

Restructuring details for 2000 activity are as follows (in thousands):

                       Balance                                                                 Balance at
                     December 31,      Restructuring          Cash                            December 31,
                         1999             Expense             Paid        Reclassification       2000
                    --------------  -------------------  ---------------  ------------------  --------------
Employee severance
  & termination     $        4,500  $               --   $       (3,407)  $          (1,093)  $           --
Other exit costs               500                  --             (500)                 --               --
                    --------------  -------------------  ---------------  ------------------  --------------
                    $        5,000  $               --   $       (3,907)  $          (1,093)  $           --
                    ==============  ===================  ===============  ==================  ==============

The tangible assets of the Clinton, Illinois facility and the commercial tableware product line have been adjusted to net realizable value. All intangible asset carrying values associated with the Clinton facility and the commercial tableware product line have been written off. The tangible and intangible assets written off totaled $36.1 million and $12.3 million, respectively. As part of the restructuring initiative, approximately 600 employees had their employment terminated. The termination resulted in a pension and postretirement benefit charge of $2.4 million. The remaining $1.1 million was reclassified to other accrued expenses.


(14) SEGMENT INFORMATION

The Company manages its business on the basis of one reportable segment-the worldwide manufacturing and marketing of consumer kitchenware products. The Company believes its operating segments have similar economic characteristics and meet the aggregation criteria of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company markets its products chiefly in the United States but also has significant business in international markets such as Canada, Asia, Australia, and Latin America. The Company is exposed to the risk of changes in social, political, and economic conditions inherent in foreign operations and the value of its foreign assets are affected by fluctuations in foreign currency exchange rates. Net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold. In 2001, 2000, and 1999, Wal-Mart Stores, Inc., accounted for approximately 21%, 15%, and 16%, respectively, of the Company's gross sales. Accounts receivable from Wal-Mart Stores, Inc. was approximately $14 million and $20 million at December 31, 2001 and 2000, respectively.

The following geographic information is presented in accordance with SFAS No.
131.

                         YEAR ENDED DECEMBER 31,
                      ----------------------------
                        2001      2000      1999
                      --------  --------  --------
                             (IN THOUSANDS)
NET SALES:
----------
United States         $590,243  $665,596  $511,961
Canada                  68,641    67,490    40,460
                      --------  --------  --------
  North America        658,884   733,086   552,421
Other International     86,988    94,495    81,113
                      --------  --------  --------
   Total              $745,872  $827,581  $633,534
                      ========  ========  ========

                          DECEMBER 31,
                      ------------------
                        2001      2000
                      --------  --------
                        (IN THOUSANDS)
LONG-LIVED ASSETS:
------------------
United States         $472,185  $543,272
Canada                   3,959     4,292
                      --------  --------
   North America       476,144   547,564
Other International      3,604     4,104
                      --------  --------
   Total              $479,748  $551,668
                      ========  ========

(15) SUBSEQUENT EVENTS

On March 28, 2002 the Company obtained temporary waivers of its covenant defaults from its bank syndicate and Borden. By their terms, these waivers terminate on the earliest of (i) May 30, 2002, (ii) the date on which the cash level falls below $20.0 million or the Company delivers to the agent for the bank syndicate a certificate indicating that it projects its cash level to fall below $20 million, (iii) the date on which the Company makes any payment in respect of interest or principal on the 9 5/8% Notes, (iv) the date on which the Company informs its agent for the bank syndicate that the Company intends to make such a payment on the 9 5/8% Notes, and (v) the date the Company prepays any loans under the Borden Facility. In addition, the Borden waiver terminates on the first date the lenders or the Administrative Agent under the Amended Credit Agreement take any action to accelerate the loans thereunder or to exercise any other remedies under the "Loan Documents."

The next scheduled interest payment on the 9 5/8% Notes is due May 1, 2002.
The Company currently does not anticipate making this payment as making the payment would cause the waiver of the bank covenant defaults to expire. If the Company does fail to make the interest payments, a new event of default will occur under the senior credit facility and the Borden Facility after the expiration of the applicable grace period. The Company has engaged financial advisors and is discussing various options with its bank syndicate to develop a long-term financial restructuring plan, including resolution of the defaults under the Amended Credit Agreement that will exist after the expiration of the waiver. These discussions may lead to a restructuring, recapitalization or bankruptcy reorganization.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of WKI Holding Company, Inc.

We have audited the accompanying consolidated balance sheets of WKI Holding Company, Inc. and Subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in Item 14. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's inability to comply with the covenants of its credit facilities, recurring losses from operations, and stockholders' deficit raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


DELOITTE & TOUCHE LLP
McLean, Virginia
March 28, 2002

                                    PART III

ITEM 16 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

DIRECTORS  AND  EXECUTIVE  OFFICERS

The following table sets forth information regarding the executive officers and directors of the Company.

NAME                AGE  POSITION
------------------  ---  --------
Steven G. Lamb       45  Director, President and Chief Executive Officer
C. Robert Kidder     57  Director and Chairman of the Board
Michael M. Calbert   39  Director
Brian F. Carroll     30  Director
William H. Carter    48  Director
Kevin M. Kelley      44  Director
Nancy A. Reardon     48  Director
Scott M. Stuart      42  Director
Joseph W. McGarr     50  Senior Vice President & Chief Financial Officer
                         Division and Supply Chain Management
James A. Sharman     42  Senior Vice President, Household Products
Raymond J. Kulla     55  Vice President, Secretary and General Counsel
Alex Lee             41  President, OXO International
Jeff Mei             58  Vice President, Asia Pacific

Steven G. Lamb was elected Director, President and Chief Executive Office of the Company effective January 18, 2001. Prior to that he was President and Chief Operating Officer of CNH Global N.V., created in November 1999 from the merger of Case Corporation and New Holland N.V. Mr. Lamb held the same title with Case from October 1997. Prior to that he had been Executive Vice President and Chief Operating Officer of Case from 1995. Mr. Lamb is a member of the Executive Committee.

C. Robert Kidder was elected a Director and Chairman of the Board of World Kitchen, Inc. on April 1, 1998. He was elected a Director, Chairman of the Board and Chief Executive Officer of Borden, Inc. on January 10, 1995, and continues in those positions. Mr. Kidder is a director of Borden Chemical, Inc. and Elmer's Products, Inc. He is also director of Electronic Data Systems Corporation and Morgan Stanley Dean Witter & Co. Mr. Kidder is a member of the Executive Committee.

Michael M. Calbert became a Director of the Company on August 24, 2000 and joined Kohlberg Kravis Roberts & Co. in 2000. Prior to joining Kohlberg Kravis Roberts & Co., he was Senior Vice President and Chief Financial Officer of Randall's Food Markets, Inc., a portfolio company purchased by Kohlberg Kravis Roberts & Co. in June 1997 and sold to Safeway Inc., in September 1999. He began his career with Randall's as a Senior Vice President, Corporate Development, where he was responsible for various initiatives including the integration of a major acquisition, implementation of a distribution network and the design and implementation of a comprehensive performance management system. From 1985 to 1994, he was a management consultant with Arthur Andersen Worldwide where he was involved in various strategic, systems and process design projects for a broad range of industries. He is also a director of Shoppers Drug Mart. Mr. Calbert is Chairman of the Audit Committee and is a member of the Executive Committee

Brian F. Carroll was elected a Director of the Company in April 2000. He has been an Executive of Kohlberg Kravis Roberts & Co. since July 1999. From September 1997 to June 1999 he attended the Stanford University Graduate School of Business. From March 1995 to August 1997 he was an Executive of Kohlberg Kravis Roberts & Co. Prior thereto, he was an investment banker with Donaldson, Lufkin & Jenrette Securities Corporation. He is a director of Borden Chemical, Inc. and Rockwood Specialties, Inc. He is also a Director of Spalding Holdings Corporation. Mr. Carroll is a member of the Audit Committee and the Executive Committee.

William H. Carter has been a Director of the Company since April 1, 1998. He was elected Executive Vice President and Chief Financial Officer of Borden, Inc. effective April 3, 1995. Prior to that, since 1987, he was a partner in Price Waterhouse LLP. He is a director of Borden Chemical, Inc., Elmer's Products, Inc. and Chairman of the BCP Management, Inc. Board.

Kevin M. Kelley has been a Director of the Company since April 30, 1999. He has served as Executive Vice President, Corporate Strategy and Development of Borden, Inc. since April 5, 1999. Prior to that, since April 1996, he was Managing Director of Ripplewood Holding, LLC. From January 1995 to April 1996, he was a Managing Director with Onex Investment Corporation. He is a director of Borden Chemical, Inc. and Elmer's Products, Inc.

Nancy A. Reardon has been a Director of the Company since April 1, 1998. She was elected Senior Vice President, Human Resources and Corporate Affairs, of Borden, Inc. effective March 3, 1997 and promoted to Executive Vice President in December 2000. Previously she was Senior Vice President-Human Resources and Communications for Duracell International, Inc. from 1991 through February 1997. She is a director of Borden Chemical, Inc. and Elmer's Products, Inc. She is also a member of the Compensation Committee of the Borden Board. Ms. Reardon is a member of the Compensation Committee.

Scott M. Stuart has been a Director of the Company since February 7, 2001. He has been a member of KKR & Co., LLC since 1996, was a General Partner of Kohlberg Kravis Roberts & Co. and has been a General Partner of KKR Associates, L.P. since January 1995. He began as an Executive with Kohlberg Kravis Roberts & Co. in 1986. He is also a Director of AEP Industries, Inc., The Boyds Collection, Ltd., DPL, Inc., and Borden, Inc. Mr. Stuart is a member of the Executive Committee.

Joseph W. McGarr was appointed Senior Vice President & Chief Financial Officer of the Company effective May 7, 2001. Prior to that he was Executive Vice President and Chief Financial Officer of Fort James Corporation in Deerfield, Illinois. During his 19-year career with Fort James, he served in a variety of strategic finance, supply chain and marketing positions.

James A. Sharman has held the position of Senior Vice President Household Products Division & Supply Chain Management with the company since September 7, 2001. Prior to this appointment he held the position of Senior Vice President Supply Chain Operations effective April 9, 2001. Prior to that he was Chief Executive Officer of Rubicon Technology, a Chicago-based manufacturing company. Prior to that he served as Senior Vice President, Supply Chain Management of CNH Global N.V., a company created in November 1999 from the merger of Case Corporation and New Holland N.V.

Raymond J. Kulla was appointed Vice President, General Counsel & Secretary of the Company on November 1, 1999. Prior to that he was the Vice President, General Counsel & Secretary for General Housewares Corporation from October 1995 to September 1999.

Alexander Lee was appointed President of OXO International on October 14, 1999. Prior to this appointment he was the President of OXO International Division of the General Housewares Corporation. He held various management positions with General Housewares Corporation from September 1994 through October 1999.

Jeffrey H. Mei was appointed Vice President - Asia Pacific of the Company effective October 1, 1999. Prior to that he was the General Manager Asia & Managing Director from 1991 to 1999. Prior to that he was Area Sales Manager - Asia from 1988 to 1991.

ITEM 17 - EXECUTIVE COMPENSATION
--------------------------------

The following tables and charts set forth information with respect to benefits made available, and compensation paid or accrued, by the Company during the years ended December 31, 2001, 2000 and 1999 for services by each of the chief executive officers, the four other most highly compensated executive officers whose total salary and bonus exceeded $100,000, and one other executive that would have made the list had he been employed by the Company at December 31, 2001.

                                   Annual Compensation            Long-Term Compensation
                              -------------------------  --------------------------------------
                                                                    Awards            Payouts
                                                         -------------------------  -----------
                                                                                     Long-Term
                                                         Other Annual   Securities   Incentive     All Other
Name and                             Salary              Compensation   Underlying     Plan      Compensation
Principal Position            Year    ($)     Bonus ($)       ($)        Options    Payouts ($)     ($) (4)
----------------------------  ----  --------  ---------  -------------  ----------  -----------  -------------

STEVEN G. LAMB                2001   547,692    200,000         60,000   3,000,000        1,808            --
President and                 2000       N/A        N/A            N/A         N/A          N/A           N/A
Chief Executive Officer       1999       N/A        N/A            N/A         N/A          N/A           N/A

NATHANIEL C. STODDARD (1)     2001    62,500         --        120,000          --        2,404     1,029,230
Former President and          2000   437,500    386,122         60,000     514,287           --        89,374
Chief Executive Officer       1999       N/A        N/A            N/A         N/A          N/A           N/A

ALEX LEE (2)                  2001   287,500     59,000         25,000          --        2,550            --
President,                    2000   300,000    250,000          6,850     300,000        5,317        18,750
OXO International             1999   240,000    379,940          6,536          --           --         2,400

DENNIS G. BROWN (3)           2001   188,125         --         16,667          --        3,555       454,502
Former Senior Vice
  President                   2000   191,289    159,913         25,000     120,000        3,484            --
  Sales and Marketing         1999       N/A        N/A            N/A         N/A          N/A           N/A

RAYMOND J. KULLA (2)          2001   225,000     10,000         25,000          --        5,400        38,123
Vice President,               2000   225,000     28,125         25,000     257,142          342         6,716
Secretary and General
  Counsel                     1999   187,000    313,825          6,860          --        1,017         1,600

JOSEPH W. MCGARR              2001   250,205     50,000         35,000   1,200,000        3,120         4,523
Senior Vice President and     2000       N/A        N/A            N/A         N/A          N/A           N/A
Chief Financial Officer       1999       N/A        N/A            N/A         N/A          N/A           N/A

JAMES A. SHARMAN              2001   198,910     50,000         35,000   1,050,000        3,021            --
Senior Vice President         2000       N/A        N/A            N/A         N/A          N/A           N/A
Household Products Division   1999       N/A        N/A            N/A         N/A          N/A           N/A
  and Supply Chain
  Management

     (1)  Nathaniel C. Stoddard resigned in the first quarter of 2001.
     (2) Information relating to 1999 includes compensation earned while employed by the General Housewares Corporation, which was acquired by the Company in the fourth quarter of 1999
     (3)  Dennis G. Brown resigned in the third quarter of 2001.
     (4)  All other compensation includes severance and moving costs

EMPLOYEE AGREEMENTS

The Company has in place a severance practice pursuant to which it will provide to all salaried employees upon certain terminations of employment, compensation in amounts ranging between eight weeks of base salary (for employees with at least one year of service) and 52 weeks of base salary (for employees with at least 20 years of service).

                       OPTION/SAR GRANTS IN LAST FISCAL YEAR (1)

                                                                    Potential Realizable
                                                                      Value at Assumed
                                                                    Rates of Stock Price
                                                                      Appreciation for
                                 Individual Grants                     Option Term (2)
                  -----------------------------------------------  ----------------------
                               % of Total
                   Number of     Options
                  Securities   Granted To
                  Underlying    Employees
                    Options     In Fiscal   Exercise   Expiration   Gain at     Gain at
Name              Granted (3)     Year        Price       Date         5%         10%
----------------  -----------  -----------  ---------  ----------  ----------  ----------
Steven G. Lamb      3,000,000        57.1%  $    1.00    01/18/11  1,886,684   4,781,227
Joseph W. McGarr    1,200,000        22.9%       1.00    06/01/11    754,647   1,912,491
James A. Sharman    1,050,000        20.0%       1.00    06/01/11    660,339   1,673,430

(1)  No SARs were granted in 2001 to any of the named executive officers.
(2) The dollar amounts set forth under these columns are the result of calculations at 5% and at 10% rates established by the Securities and Exchange Commission and therefore are not intended to forecast future appreciation of WKI's stock price. The Company did not use any alternative formula for grant date valuation, as it is unaware of any formula, which would determine with reasonable accuracy a present value based upon future unknown factors.
(3) During 2001, Mr. Lamb, Mr. McGarr and Mr. Sharman were granted 750,000, 300,000, and 150,000 options ("Performance Options"), respectively, subject to WKI achieving certain operating metrics based upon Adjusted EBITDA in fiscal years 2001 and 2002. At December 31, 2001, the Company did not achieve the minimum Adjusted EBITDA level required for vesting of the Performance Options and 50% of the options were cancelled. The remaining 50% of the options are subject to meeting an Adjusted EBITDA target at December 31, 2002. These Performance Options have been excluded from the table due to the inability of the company to place a value on the shares due to the contingent nature.

                   AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                            FISCAL YEAR-END OPTION/SAR VALUES (1)

                                                Number of Securities                   Value of
                                               Underlying Unexercised            In-the-Money Options
                                             Options at Fiscal Year End           At Fiscal Year End
                                             --------------------------  ----------------------------------
                    Shares
                   Acquired       Value
Name              On Exercise  Realized ($)  Exercisable  Unexercisable  Exercisable ($)  Unexercisable ($)
----------------   ----------  ------------  -----------  -------------  ---------------  -----------------
Steven G. Lamb             --            --           --      3,000,000               --                 --
Joseph W. McGarr           --            --           --      1,200,000               --                 --
James A. Sharman           --            --           --      1,050,000               --                 --
Dennis G. Brown            --            --       24,000         96,000               --                 --
Raymond J. Kulla           --            --       51,429        205,713               --                 --
Alex Lee                   --            --       60,000        240,000               --                 --

(1)  There are no SARs outstanding.

PENSION PLAN

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

The estimated annual benefits under the Supplemental Plan upon retirement at normal age for each of the executive officers of the Company named in the Summary Compensation Table are:

                                Years of
                            Credited Service  Total Benefit
                            ----------------  -------------
Steve Lamb                              1.00  $      14,552
Joseph McGarr                           0.65  $       5,602
James Sharman                           0.75  $       4,576
Dennis G. Brown                         1.75  $      10,922
Raymond J. Kulla                        6.25  $      47,041
Alex Lee                                7.33  $      54,286

COMPENSATION OF MEMBERS OF BOARD

Members of the Board will receive no cash compensation for their service on the Board or its committees. Members of the Board will receive reimbursement for traveling costs and other out-of-pocket expenses incurred in attending Board and committee meetings.


ITEM 18 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The following table sets forth information with respect to the beneficial ownership of the Company's Common Stock as of December 31, 2001 by each person who is known by the Company to beneficially own more than 5% of the Company's Common Stock and each of the Company's directors.

                                             BENEFICIAL     PERCENTAGE OF
                                            OWNERSHIP OF     COMMON STOCK
NAME AND ADDRESS OF BENEFICIAL OWNER      COMMON STOCK (1)   OUTSTANDING
----------------------------------------  ----------------  --------------
KKR Associates, L.P.(2)                         64,174,143           93.1%
c/o Kohlberg Kravis Roberts & Co., L.P.
9 West 57th Street
New York, New York 10019

(1) The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the Commission governing the determination of beneficial ownership of securities. Under the rules of the Commission, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of such security, or "investment power," which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of securities as to which such person has an economic interest. The percentage of class outstanding is based on shares of common stock outstanding at December 31, 2001.


(2) Shares of common stock shown as owned by KKR Associates, L.P. (KKR Associates) are owned of record by CCPC. KKR Associates is the sole general partner of Whitehall Associates, L.P., which is the managing member of BW Holdings, LLC. BW Holdings, LLC owns 100% of the outstanding capital stock of CCPC. Messrs. Todd Fisher, Edward A. Gilhuly, Perry Golkin, James H. Greene, Jr., Johannes Huth, Henry R. Kravis, Robert I. MacDonnell, Alexander Navab, Paul E. Raether, Neil Richardson, George R. Roberts and Scott M. Stuart as general partners of KKR Associates, may be deemed to share beneficial ownership of any shares beneficially owned by KKR Associates, but disclaim any such beneficial ownership.

ITEM 19 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

BETWEEN CORNING AND THE COMPANY

Historically, Corning has provided the Company with certain administrative, technical and other services, as well as providing office space and manufacturing capacity in facilities owned or leased by Corning. Additionally, Corning has made available to the Company certain manufacturing technology and other intellectual property, including the Pyrex(R) and Corningware(R) trademarks. In connection with the Recapitalization, Corning and WKI entered into several agreements relating to the provision by Corning of goods and services to WKI, the sharing of certain facilities with WKI and the royalty-free license to use certain trademarks, tradenames, service marks, patents and know-how of Corning, in each case, on terms substantially as described below.

Technology Support and Shared Facility Agreement.  The Company obtains certain
-------------------------------------------------
manufacturing technology, engineering and research and development services from Corning. The Company and Corning entered into a technology support agreement pursuant to which Corning will continue to make these manufacturing and technology services available to the Company. In addition, the technology support agreement will provide for Corning and the Company to conduct an annual technology review, for each other's benefit, relating to patents and technical know-how in the field of the Company's products. The manufacturing technology and engineering services to be provided by Corning are made available to the Company at agreed upon rates that approximate market.

The Company's Corning, New York manufacturing facility is adjacent to, and shares certain assets and infrastructure (e.g., waste disposal and utility service facilities), with Corning's Fall Brook Plant. The Company and Corning have entered into a shared facility agreement pursuant to which the parties have provided for the continued use and sharing of these assets and infrastructure facilities and the allocation of the costs associated with these items (which costs are generally allocated according to the parties' relative use of such shared asset) until April 1, 2008, or until such earlier time as the Company or Corning shall have terminated its obligation to accept or provide such assets and infrastructure facilities in accordance with the agreement. Corning has announced its intention to close its Fall Brook plant in the fall of 2002. The Company is currently assessing the impact of this closure on operations of its Pressware plant in Corning, New York. The Company does not anticipate that the closure of the adjacent plant will have a material adverse impact on the results of operations.

License Agreements.   Corning and the Company entered into certain license
-------------------
agreements pursuant to which Corning granted to the Company exclusive licenses to use the Corningware(R) trademark, service mark and trade name and Pyroceram(R) trademark in the field of housewares and the Pyrex(R) trademark in the field of durable consumer products (which the Company currently does not sell) for ten years (each renewable at the option of the Company on the same terms and conditions for an unlimited number of successive ten-year terms). In addition, Corning entered into agreements with the Company providing for the Company's continued use of the Corning name for up to three years (and up to five years for molds and molded products with the Corning name embedded thereon). Corning granted to the Company a fully paid, royalty free license of patents and know-how (including evolutionary improvements) owned by Corning that pertain to or have been used in the Company's business.

Corning Glass Center and Supply Arrangements.   Pursuant to the Recapitalization
---------------------------------------------
Agreement, the Company will maintain its commercial arrangements with the Corning Glass Center (the Corning employee store) for a period of ten years ending March 31, 2008 on a pricing basis of the Company's standard costs plus 15% and will continue to sell products to Corning's manufacturing facilities for a period of five years in substantially the same quantities and terms as during the twelve month period prior to March 31, 1998.

BETWEEN BORDEN AND THE COMPANY

In connection with the Recapitalization, the Company and Borden entered into an agreement pursuant to which Borden will provide management, consulting and financial services to the Company. Services will be provided in such areas as the preparation and evaluation of strategic, operating, financial and capital plans and the development and implementation of compensation and other incentive programs. In consideration for such services, Borden is entitled to an annual fee, not to exceed $2.5 million, based on Adjusted EBITDA, plus reimbursement for certain expenses and indemnification against certain liabilities. This agreement is terminable by either party upon 30 days written notice. The transaction and financing fees and expenses were included in the fees and expenses incurred in connection with the Recapitalization. In addition, Borden and its affiliates provided all of the interim debt financing for the Recapitalization, a portion of which was refinanced by borrowings under the Credit Facilities and the remainder was refinanced with the proceeds of the credit facilities.

The Company and/or affiliates of the Company, including entities related to KKR, from time to time have purchased, and may in the future purchase, depending on market conditions, senior subordinated notes previously issued by the Company in the open market or by other means. As of December 31, 2001, affiliates have purchased an aggregate of $80.5 million of senior subordinated notes in open market transactions. Additionally an affiliate of KKR acquired $25.7 million of loans under the Company's senior credit facility during 2001.

TAX SHARING AGREEMENT

The Company and certain of its subsidiaries have entered into a tax sharing arrangement with CCPC pursuant to which the Company and such subsidiaries will be required to compute their provision for income taxes on a separate return basis and pay to, or receive from, CCPC the separate U.S. federal and applicable state and local income tax return liability or credit so computed, if any.

STOCKHOLDERS' AGREEMENT; REGISTRATION RIGHTS AGREEMENT

The Company, CCPC and Corning entered into the Stockholders' Agreement which provides for certain restrictions and rights regarding the transfer of Common Stock, including a right of first refusal in favor of, first, the Company and, if the Company refuses, then CCPC with respect to the common stock owned by Corning. In addition, the Stockholders' Agreement provides Corning with unlimited "piggy back" registration rights and one demand registration right.

CCPC has the right, under certain circumstances and subject to certain conditions, to require the Company to register under the Securities Act shares of common stock held by it pursuant to the CCPC Registration Rights Agreement. Such registration rights will generally be available to CCPC until registration under the Securities Act is no longer required to enable it to resell the common stock owned by it without restriction. The CCPC Registration Rights Agreement provides, among other things, that the Company will pay all registration expenses in connection with the first six demand registrations requested by CCPC and in connection with any registration commenced by the Company as a primary offering in which CCPC participates through "piggy back" registration rights granted under the CCPC Registration Rights Agreement.



                                     PART IV

ITEM 20 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

14(a)     List of documents filed as part of this report
--------------------------------------------------------

     1.   Financial Statements

          All financial statements of the registrant are set forth under Item 8, Financial Statements and Supplementary Data of this Report on Form 10-K.

     2.   Schedule II Valuation accounts and reserves.

14(b)  Reports on Form 8-K
--------------------------

     On April 16, 2001, the registrant filed a report on Form 8-k under "Item 5
     - Other Events" to announce its annual conference call with bondholders to review financial results for the year 2000 and a press release announcing further steps in its restructuring program.

     On May 16, 2001, the registrant filed a report on Form 8-K under "Item 5 - Other Events" to announce a press release announcing its first quarter 2001 financial results and a quarterly conference call with bondholders to review the financial results.

     On August 13, 2001, the registrant filed a report on Form 8-K under "Item 5-Other Events" to announce a press release announcing its quarterly conference call with bondholders to review financial results.

     On August 14, 2001, the registrant filed a report on Form 8-K under "Item 5-Other Events" to announce a press release announcing its second quarter 2001 financial results.

     On November 15, 2001, the registrant filed a report on Form 8-K under "Item 5-Other Events" to announce a press release announcing its third quarter 2001 financial results.

SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          WKI HOLDING COMPANY, INC.


By  /s/ Steven G. Lamb          President and                 March 28, 2002
    -------------------------   Chief Executive Officer,
        (Steven G. Lamb)        Director

By  /s/ Joseph W. McGarr        Chief Financial Officer       March 28, 2002
    -------------------------
       (Joseph W. McGarr)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                        Capacity                Date
          ---------                        --------                ----

By  /s/ C. Robert Kidder       Director and Chairman of the   March 28, 2002
    -------------------------  Board
       (C. Robert Kidder)



By  /s/ Michael M. Calbert           Director                 March 28, 2002
    -------------------------
       (Michael M. Calbert)


By  /s/ Brian F. Carroll             Director                 March 28, 2002
    -------------------------
       (Brian F. Carroll)


By  /s/ Nancy A. Reardon             Director                 March 28, 2002
    -------------------------
       (Nancy A. Reardon)


By  /s/ Kevin M. Kelley              Director                 March 28, 2002
    -------------------------
       (Kevin M. Kelley)


By  /s/ William H. Carter            Director                 March 28, 2002
    -------------------------
       (William H. Carter)


By  /s/ Scott M. Stuart              Director                 March 28, 2002
    -------------------------
       (Scott M. Stuart)

SCHEDULE II
                            WKI HOLDING COMPANY, INC.
                        VALUATION ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                                              BALANCE AT                            BALANCE AT
YEAR ENDED DECEMBER 31, 2001                   12/31/00    ADDITIONS   DEDUCTIONS    12/31/01
--------------------------------------------  -----------  ----------  -----------  ----------

Doubtful accounts and other sales
    allowances . . . . . . . . . . . . . . .  $    25,567  $    95,601  $ (95,822)  $   25,346
Deferred tax assets valuation allowance. . .      175,582       29,497         --      205,079
Accumulated amortization of goodwill and
  other intangibles. . . . . . . . . . . . .       24,225       32,216    (20,702)      35,739
Accumulated amortization of software . . . .       17,783        8,488       (413)      25,858

                                              BALANCE AT                            BALANCE AT
YEAR ENDED DECEMBER 31, 2000                   12/31/99    ADDITIONS   DEDUCTIONS    12/31/00
--------------------------------------------  -----------  ----------  -----------  ----------

Doubtful accounts and other sales
    allowances . . . . . . . . . . . . . . .  $    17,657   $  50,691  $  (42,781)   $  25,567
Deferred tax assets valuation allowance. . .       74,339     101,243          --      175,582
Accumulated amortization of goodwill and
  other intangibles. . . . . . . . . . . . .       12,124      16,874      (4,773)      24,225
Accumulated amortization of software . . . .       12,755       6,227      (1,199)      17,783


                                              BALANCE AT                            BALANCE AT
YEAR ENDED DECEMBER 31, 1999                   12/31/98    ADDITIONS   DEDUCTIONS    12/31/99
--------------------------------------------  -----------  ----------  -----------  ----------

Doubtful accounts and other sales
    allowances . . . . . . . . . . . . . . .  $    11,172   $  17,352  $ (10,867)  $    17,657
Deferred tax assets valuation allowance. . .       92,177          --    (17,838)       74,339
Accumulated amortization of goodwill and
  other intangibles. . . . . . . . . . . . .       10,658       3,219     (1,753)       12,124
Accumulated amortization of software . . . .       13,311       2,333     (2,889)       12,755


21(c)  Exhibits filed as part of this report
--------------------------------------------

Exhibit
  No.                         Description of Exhibit
-----     ----------------------------------------------------------------------

*2.1 Recapitalization Agreement dated as of March 2, 1998, among Corning Consumer Products Company, Corning Incorporated, Borden, Inc. and CCPC Acquisition Corp

*2.2 Amendment to the Recapitalization Agreement dated March 31, 1998 which appears as Exhibit 2.2 to the Registration Statement on Form S-4, dated June 18, 1998.

*2.3 Assignment and Assumption Agreement dated as of April 1, 1998 between the Company and Corning.

*2.4 Stock Purchase Agreement, dated as of October 25, 1999, between CCPC Acquisition Corp. and CCPC Holding Company, Inc

*2.5 Agreement and Plan of Merger, dated as of August 2, 1999, between CCPC Acquisition Corp. and General Housewares Corp., is incorporated herein by reference in this annual report on Form 10-K.

*2.6 Amendment No. 1 to the Agreement and Plan of Merger, dated as of October 20, 1999, by and among CCPC Acquisition Corp

*2.7 Amendment No. 2 to the Agreement and Plan of Merger, dated as of October 20, 1999, by and among CCPC Acquisition Corp., GHC Acquisition Corp., and General Housewares Corp

*2.8 Consent and Waiver to the Agreement and Plan of Merger, dated as of October 21, 1999, by and among CCPC Acquisition Corp., GHC Acquisition Corp. and General Housewares Corp

*2.9 Contribution Agreement, dated as of October 21, 1999, between CCPC Acquisition Corp. and CCPC Holding Company, Inc

*3.1 Amended and Restated Certificate of Incorporation of the Company which appears as Exhibit 3.1 to the Registration Statement on Form S-4, dated June 18, 1998.

*3.2 By-Laws of the Company which appears as Exhibit 3.2 to the Registration Statement on Form S-4, dated June 18, 1998.

*3.3 Certificate of Amendment of Certificate of Incorporation which appears as Exhibit 3.3 to Amendment No. 3 to the Registration Statement on Form S-4, dated September 16, 1998.

*3.4 Amended and Restated Certificate of Incorporation of CCPC Holding Company, Inc., dated November 1, 1999.

*3.5 Certificate of Amendment of the Restated Certificate of Incorporation of CCPC Holding Company, Inc. dated July 31, 2000.

*4.1 Indenture dated as of May 5, 1998 between the Company and the Bank of New York, as Trustee (the "Indenture").

*4.2      Form of 9 5/8% Senior Subordinated Note due 2008 (included in Exhibit
          4.1).

*4.3      Form of 9 5/8% Series B Senior Subordinated Note due 2008 (included in
          Exhibit 4.1).

*4.4      Form of 9 % Senior Note due 2006 (incorporated herein by reference to
          Exhibit 4.2 (b) to EKCO Group, Inc. Form 10-K for the year ended December 31, 1995.

*10.1 Credit Facility, dated as of April 9, 1998, among the Company, the several lenders from time to time parties thereto, and the Chase Manhattan Bank, as administrative agent.

*10.2 Stockholders' Agreement, dated as of April 1, 1998 among the Company, CCPC Acquisition Corp. and Corning Incorporated

*10.3 Form of Management Stockholder's Agreement among the Company, CCPC Acquisition Corp. and certain officers of the Company.

*10.4 Non-Qualified Stock Option Agreement dated as of April 1, 1998 between the Company and certain employees of the Company.

*10.5 1998 Stock Purchase and Option Plan for Key Employees of the Company and Subsidiaries.

*10.6 Registration Rights Agreement between the Company and CCPC Acquisition Corp. dated as of April 1, 1998.

*10.7 Tax Sharing Agreement among the Company, CCPC Acquisition Corp. and Revere Ware Corporation, dated as of April 30, 1998.

*10.8 Form of Sale Participation Agreement between the Company and certain officers of the Company.

*10.9 Receivables Purchase Agreement dated June 29, 2000 between the Company and Borden, Inc

*10.10    Credit Agreement dated August 25, 2000 between the Company and
          Borden, Inc

*10.11 Credit Agreement as amended and restated as of November 15, 1999 among the Company, the lending institutions from time to time parties thereto, and the Chase Manhattan Bank, as administrative agent.

*10.12 Pay Agreement and Release dated January 27, 2000 between the Company and Peter F. Campanella.

*10.13 Pay Agreement and Releases dated January 19, 2001 between the Company and Nathaniel A. Stoddard.

*10.14 Amended and Restated 1998 Stock Purchase and Option Plan for Key Employees dated August 10, 2000.

*10.15 Credit Agreement as amended and restated as of February 28, 2001 between the Company and Borden, Inc. which appears as Exhibit 4.1 to the Report on Form 8-K dated March 7, 2001, is incorporated herein by reference in this Annual Report, on Form 10-K.

*10.16 Credit Agreement as amended and restated as of April 12, 2001 between the Company and Borden, Inc.

*10.17 Amended and restated Credit Agreement, dated April 12, 2001, by and among the Company, the several lenders party thereto. The Chase Manhattan Bank as Administration Agent, Citibank N.A. as Syndication Agent, and Bankers Trust Company as Documentation Agent with Chase Securities Inc. as Arranger.

*10.18    Employment agreement between the Company and Steven G. Lamb

*10.19 Amendment dated July 2, 2001 to the credit facility between the Company and Borden, Inc.

*10.20 Amendment dated September 25, 2001 to the credit facility between the Company and Borden, Inc.

*10.21 Amendment dated October 26, 2001 to the credit facility between the Company and Borden, Inc.

10.22 Employment agreement between the Company and Joseph McGarr dated April 16, 2001

10.23 Employment agreement between the Company and James A. Sharman dated April 25, 2001

10.24 Waiver and Release Agreement dated April 26, 2001 between the Company and Dennis Schneider.

10.25 Sublease made between Rolls-Royce North America Inc. and WKI Holding Company, Inc. dated June 21, 2001

10.26 Pay Agreement and Release dated July 10, 2001 between the Company and Craig Saline.

10.27 Pay Agreement and Releases dated August 31, 2001 between the Company and Dennis G. Brown.

10.28 Waiver, Consent and Agreement dated as of February 25, 2002, to the Credit Agreement dated as of April 9, 1998, as amended and restated as of April 12, 2001, among WKI Holding Company, Inc. and JP Morgan
          Chase Bank, as Administrative Agent.

10.29 Waiver No 1., dated as of March 28, 2002, with respect to the Amended and Restated Credit Agreement, dated as of April 12, 2001, between WKI Holding Company, Inc. and Borden Holdings, Inc.

10.30 Waiver and Agreement dated as of March 28, 2002, to the Credit Agreement dated as of April 9, 1998, as amended and restated as of April 12, 2001, among WKI Holding Company, Inc. and JP Morgan Chase Bank, as Administrative Agent.

   21     Subsidiaries of the registrant.


*    Previously filed and incorporated by reference