Form 10-Q
period 2002-03-31
WKI HOLDING CO INC
filed 2002-05-15
CIK 1063574

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC  20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended  March 31, 2002
                                --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to____________


                        Commission file number 333-57099
                                               ---------

                            WKI HOLDING COMPANY, INC.
                            -------------------------
                                  (Registrant)

             DELAWARE                                 16-1403318
     ------------------------             ------------------------------------
     (State of incorporation)             (I.R.S. Employer Identification No.)


         ONE PYREX PLACE, ELMIRA NEW YORK                14902
     ----------------------------------------          ----------
     (Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code:   607-377-8000
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

68,910,716 shares of WKI Holding Company, Inc.'s, $0.01 Par Value, were outstanding as of May 15, 2002.


ITEM  1-FINANCIAL STATEMENTS

                   CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                               WKI HOLDING COMPANY, INC.
                   (In thousands, except share and per share amounts)


                                                         FOR THE THREE MONTHS ENDED
                                                      ---------------------------------
                                                       MARCH 31, 2002    APRIL 1, 2001
                                                      ----------------  ---------------
Net sales                                             $       153,951   $      170,797
Cost of sales                                                 109,487          122,234
                                                      ----------------  ---------------
Gross profit                                                   44,464           48,563

Selling, general and administrative expenses                   43,228           52,272
Provision for restructuring costs                                  --           19,131
Other expense, net                                              2,144            2,762
                                                      ----------------  ---------------

Operating loss                                                   (908)         (25,602)
Interest expense, net                                          16,662           18,600
                                                      ----------------  ---------------

Loss before income taxes                                      (17,570)         (44,202)
Income tax expense                                                465              689
                                                      ----------------  ---------------

Loss before minority interest                                 (18,035)         (44,891)
Minority interest in earnings of subsidiary                       (35)             (38)
                                                      ----------------  ---------------

Net loss before cumulative effect of change in
    accounting principle                                      (18,070)         (44,929)
Cumulative effect of change in accounting principle
    (Note 2)                                                  (57,780)              --
                                                      ----------------  ---------------

Net loss                                                      (75,850)         (44,929)
                                                      ----------------  ---------------

Preferred stock dividends                                      (4,223)          (3,657)
                                                      ----------------  ---------------

Net loss applicable to common stock                   $       (80,073)  $      (48,586)
                                                      ================  ===============

Basic and diluted loss before cumulative effect of
    change in accounting principal per common share   $         (0.32)  $        (0.72)
                                                      ================  ===============
Basic and diluted loss per common share               $         (1.16)  $        (0.72)
                                                      ================  ===============

Weighted average number of common
    shares outstanding during the period                   68,910,716       67,217,599
                                                      ================  ===============

The accompanying notes are an integral part of these statements.

                            CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                   WKI HOLDING COMPANY, INC.
                                         (In thousands)


ASSETS                                                       MARCH 31, 2002   DECEMBER 31, 2001
                                                            ----------------  -----------------
Current Assets
  Cash and cash equivalents                                 $        45,402   $         66,805
  Accounts receivable (less allowances of $23,188 and
    $25,346 in 2002 and 2001, respectively)                          84,098             93,042
  Inventories, net                                                  148,624            157,660
  Prepaid expenses and other current assets                           9,505              9,531
                                                            ----------------  -----------------
    Total current assets                                            287,629            327,038

Other assets                                                         56,991             58,929
Property, plant and equipment, net                                   98,498            103,197
Trademarks                                                           84,600            142,380
Goodwill                                                            200,294            200,294
                                                            ----------------  -----------------
TOTAL ASSETS                                                $       728,012   $        831,838
                                                            ================  =================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
  Accounts payable                                          $        36,408   $         49,115
  Current portion of long-term debt                                 781,143            784,643
  Note payable - Borden                                              25,000             25,000
  Other current liabilities                                          82,743             96,768
                                                            ----------------  -----------------
    Total current liabilities                                       925,294            955,526

Long-term debt                                                        8,683              8,840
Preferred dividends payable to Borden                                23,348             20,527
Pension and post-employment benefit obligations                      71,721             69,785
Other long-term liabilities                                             162                350
                                                            ----------------  -----------------
    Total liabilities                                             1,029,208          1,055,028
                                                            ----------------  -----------------

Minority interest in subsidiary                                       1,475              1,439
                                                            ----------------  -----------------

STOCKHOLDERS' DEFICIT
Preferred stock - 5,000,000 shares authorized;
  3,200,000 shares issued (liquidation preference of
  $103,348 and $100,527 in 2002 and 2001, respectively)              98,142             96,740
Common stock - $0.01 par value; 80,000,000 shares
  authorized; 69,647,145 shares issued and outstanding in
  2002 and 2001                                                         696                696
Common stock held in treasury at cost (736,429 shares in
  2002 and 2001)                                                     (2,155)            (2,155)
Contributed capital                                                 607,783            607,783
Accumulated deficit                                                (996,108)          (916,035)
Accumulated other comprehensive loss                                (11,029)           (11,658)
                                                            ----------------  -----------------
    Total stockholders' deficit                                    (302,671)          (224,629)
                                                            ----------------  -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                 $       728,012   $        831,838
                                                            ================  =================

The accompanying notes are an integral part of these statements.

                           CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                       WKI HOLDING COMPANY, INC.
                                          (In thousands)


                                                                         THREE MONTHS ENDED,
                                                                  ---------------------------------
  CASH FLOWS FROM OPERATING ACTIVITIES:                            MARCH 31, 2002    APRIL 1, 2001
                                                                  ----------------  ---------------
     Net loss                                                     $       (75,850)  $      (44,929)
     Adjustments to reconcile net loss to net cash used in
        operating activities:
        Depreciation and amortization                                       9,382           12,622
        Amortization of deferred financing fees                             1,056              541
        Minority interest in income of subsidiary                              35               38
        Impairment loss on trademark assets                                57,780               --
        Loss on disposition of plant and equipment                            603               --
        Provision for restructuring costs                                      --           19,131
        Cash paid for restructuring charges                                (4,753)             (31)
        Provision for rationalization charges                               1,084            3,000
        Cash paid for rationalization charges                              (1,987)              --
     Changes in operating assets and liabilities:
        Accounts receivable                                                 8,944           22,511
        Inventories                                                         5,218          (10,187)
        Prepaid expenses and other current assets                            (543)            (332)
        Accounts payable and accrued liabilities                          (16,929)         (13,803)
        Provision for post-retirement benefits, net of cash paid            2,502            2,484
        Other assets/liabilities                                             (245)          (3,566)
                                                                  ----------------  ---------------
           NET CASH USED IN OPERATING ACTIVITIES                          (13,703)         (12,521)
                                                                  ----------------  ---------------

  CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures                                               (3,382)          (6,067)
        Increase in restricted cash                                          (661)              --
                                                                  ----------------  ---------------
           NET CASH USED IN INVESTING ACTIVITIES                           (4,043)          (6,067)
                                                                  ----------------  ---------------

  CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings on Borden revolving credit facility, net                       --           15,600
     Repayment of long-term debt, other than revolving
          credit facility                                                    (157)            (352)
     Repayment of revolving credit facility                                (3,500)              --
     Issuance of common stock                                                  --            1,700
     Purchase of treasury stock                                                --             (915)
                                                                  ----------------  ---------------
  NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                      (3,657)          16,033
                                                                  ----------------  ---------------

  Decrease in cash and cash equivalents                                   (21,403)          (2,555)
  Cash and cash equivalents - beginning of period                          66,805            7,913
                                                                  ----------------  ---------------

  CASH AND CASH EQUIVALENTS - END OF PERIOD                       $        45,402   $        5,358
                                                                  ================  ===============

The accompanying notes are an integral part of these statements.

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
                                   WKI HOLDING COMPANY, INC.
                                        (In thousands)

                                                                     THREE MONTHS ENDED,
                                                               -------------------------------
                                                               MARCH 31, 2002   APRIL 1, 2001
                                                               ---------------  --------------
SUPPLEMENTAL DATA:

Cash paid during the period for:
--------------------------------

     Interest                                                  $        10,565  $       14,311
     Income taxes, net of refunds                                        1,219           1,431

Non-cash activity:
------------------

     Preferred stock dividends                                 $         4,223  $        3,657
     Transfer of inventory in settlement of royalty liability            3,818              --

The accompanying notes are an integral part of these statements.

                          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (UNAUDITED)
                                          WKI HOLDING COMPANY, INC.(In thousands)


                                                                                              Accumulated
                                                                                                 Other           Total
                              Preferred   Common    Treasury   Contributed    Accumulated    Comprehensive    Stockholders'
                                Stock      Stock     Stock       Capital        Deficit      (Loss) Income       Deficit
                              ----------  -------  ----------  ------------  -------------  ---------------  --------------
Balance, December 31, 2001    $   96,740  $   696  $  (2,155)  $    607,783  $   (916,035)  $      (11,658)  $    (224,629)

Net loss                                                                          (75,850)                         (75,850)
Foreign currency translation
     adjustment                                                                                        429             429
Derivative fair value
     adjustment                                                                                        200             200
                                                                                                             --------------
Total comprehensive income                                                                                         (75,221)
Preferred stock dividends          1,402                                           (4,223)                          (2,821)
                              ----------  -------  ----------  ------------  -------------  ---------------  --------------
Balance, March 31, 2002       $   98,142  $   696  $  (2,155)  $    607,783  $   (996,108)  $      (11,029)  $    (302,671)
                              ==========  =======  ==========  ============  =============  ===============  ==============

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

Pursuant to Section 15(d) of the Securities Act of 1934, WKI is filing herein its quarterly report on Form 10-Q, which includes the first fiscal quarter of the year ended December 31, 2002. The consolidated financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair statement of the results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. The consolidated financial statements have been compiled without audit and are subject to such year-end adjustments as may be considered appropriate by the registrant and should be read in conjunction with the Company's Form 10-K for the year ended December 31, 2001, which has been filed with the Securities and Exchange Commission. Certain 2001 amounts have been reclassified to conform with 2002 presentation.

The general U.S. economic downturn experienced during 2001 significantly impacted consumer confidence which adversely impacted customer purchase behavior in several of the Company's key channels. This economic downturn has affected and is expected to continue to negatively impact the financial condition and results of operations of the Company.

On April 12, 2001, the Company entered into the Amended and Restated Credit Agreement (the "Amended Credit Agreement"), which increased the revolving credit facility by the addition of $25.0 million, changed certain financial covenants and secured the debt with a lien on substantially all the assets of the Company and its domestic subsidiaries. At the same time, the Company entered into a $25.0 million secured credit facility with Borden, Inc. (Borden) maturing on March 2004 (together, with the bank facilities, the "senior credit facilities"). At December 31, 2001, the Company was not in compliance with certain financial covenants contained in the each of the senior credit facilities. The Company, and the covenants within its senior credit facilities, measures operating results using earnings before interest, taxes, depreciation and amortization as adjusted for certain costs ("Adjusted EBITDA"). The Company did not meet the minimum Adjusted EBITDA, ratio of debt to Adjusted EBITDA and ratio of Adjusted EBITDA to cash interest expense covenants ("EBITDA Covenant Defaults"). As a result, the lenders under the senior credit facilities had the right to accelerate the maturity of all of the outstanding indebtedness under the respective agreements, which together totaled $609.0 million as of December 31, 2001. Acceleration by the lenders under the senior credit facilities would have given the holders of the $200.0 million aggregate principal amount of Series B Senior Subordinated Notes (9 5/8% Notes) the right to accelerate the maturity of their notes. The Company does not presently have the ability to fund or refinance the indebtedness under the senior credit facilities or the 9 5/8% Notes. In light of the above, the Company reclassified the long term portion of the senior credit facilities and the 9 5/8% Notes to short term debt on the Consolidated Balance Sheets as of December 31, 2001.

On March 28, 2002 the Company obtained temporary waivers of the EBITDA Covenant Defaults and certain other covenant defaults from its bank syndicate and Borden. By their terms, these waivers terminate on the earliest of (i) May 30, 2002,
(ii) the date on which the Company's cash level in a domestic bank account falls below $20.0 million or the Company delivers to the agent for the bank syndicate a certificate indicating that it projects such cash level will fall below $20.0 million, (iii) the date on which the Company makes any payment in respect of interest or principal on the 9 5/8% Notes, (iv) the date on which the Company informs the Administrative Agent for the bank syndicate that the Company intends to make such a payment or other distribution on the 9 5/8% Notes, and (v) the date the Company prepays any loans under the Borden Facility. In addition, the Borden waiver terminates on the first date the lenders or the Administrative Agent under the Amended Credit Agreement take any action to accelerate the loans thereunder or to exercise any other remedies under the "Loan Documents." Due to the temporary nature of the waivers, the long-term portion of each of the senior credit facilities, and the 9 5/8% Notes continue to be classified as a current liability on the Consolidated Balance Sheets as of March 31, 2002.

A scheduled interest payment on the 9 5/8% Notes was due May 1, 2002.   The
Company did not make this payment, as making the payment would have caused the waiver of the bank covenant defaults to terminate. By failing to make that payment, a default occurred under the senior credit facilities, which will become an Event of Default upon the expiration of the applicable grace period. If the required payment is not made to the Trustee by May 31, 2002, an "Event of Default" would exist under the Indenture relating to the 9 5/8% Notes. Upon the occurrence of such an event of default, the Trustee and holders of 30% in principal amount of the 9 5/8% Notes could declare all principal, interest and any other amounts under the 9 5/8% Notes due and payable immediately. The holders of the 9 5/8% Notes, in the event of an acceleration and if they elect to pursue remedies, will not be entitled to the receipt of any payment in respect of their Notes, with limited exceptions, until the senior indebtedness is paid in full. An "Event of Default" under the 9 5/8% Notes would constitute an "Event of Default" under the senior credit facilities and may result in a default under certain other indebtedness of the Company or its subsidiaries.

The Company has engaged financial advisors and continues to discuss various options with members of its bank syndicate to develop a long-term financial restructuring plan, including resolution of defaults under the Amended Credit Agreement that will exist after the expiration of the waiver. The Company has also agreed to the retention of counsel to an unofficial committee of holders of the 9 5/8% Notes, and representatives of the Company and of the unofficial committee have begun discussions on a long-term financial restructuring plan, including resolution of any defaults under the Indenture and the 9 5/8% Notes. As part of those discussions, the Company is pursuing opportunities for restructuring its indebtedness and its capital structure. In the event the Company and its lenders are unable to reach an agreement on a restructuring plan that enables the Company to meet its debt obligations, the Company would need to explore other alternatives, which could include a potential reorganization or restructuring under the bankruptcy laws.

Due to the Company's continuing inability to comply with its covenants under the senior credit facilities, the temporary nature of the waiver the Company obtained from its bank syndicate, the failure to pay interest on the 9 5/8% Notes on May 1, 2002, the Company's history of losses and stockholders' deficit, there is substantial doubt as to the Company's ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or liabilities that may result from the outcome of these uncertainties.

(2)  GOODWILL AND INTANGIBLE ASSETS

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under this standard, goodwill and intangible assets with indefinite useful lives are no longer amortized. Accordingly, the Company no longer amortizes its existing goodwill and its trademarks after that date. A reconciliation of reported net income to net income adjusted to reflect the impact of the discontinuance of the amortization of goodwill and trademarks for the three months ended March 31, 2002 and April 1, 2001, respectively, is as follows (in thousands):

                                                                     THREE MONTHS ENDED,
                                                              ---------------------------------
                                                               MARCH 31, 2002    APRIL 1, 2001
                                                              ----------------  ---------------
Reported net loss before cumulative effect of change in
accounting principle:                                         $       (18,070)  $      (44,929)
Add: goodwill amortization                                                 --            1,376
    trademark amortization                                                 --            1,499
                                                              ----------------  ---------------
Adjusted net loss                                             $       (18,070)  $      (42,054)
                                                              ================  ===============

Reported basic and diluted net loss before cumulative effect
  of change in accounting principle per share                 $         (0.32)  $        (0.72)
    Goodwill amortization per share                                        --            (0.02)
    Trademark amortization per share                                       --            (0.02)
                                                              ----------------  ---------------
Adjusted basic and diluted net loss per share before
cumulative effect of change in accounting principle           $         (0.32)  $        (0.68)
                                                              ================  ===============

In accordance with the transitional guidance of SFAS No. 142, the Company tested its trademark assets for impairment as of January 1, 2002. The Company engaged third party specialists to determine the fair value of its trademarks and determined that the value of its trademark assets were impaired. Determination of the fair value of the trademarks was performed using the income and relief from royalty approaches and was made after considering a variety of indicators including the deterioration in the business climate and a change in the manner in which the impairment of an asset is evaluated under the new standard. Based on this analysis the Company has recorded an impairment loss of $57.8 million during the first quarter of 2002. This impairment loss is recorded as a cumulative effect of a change in accounting principle in the accompanying Consolidated Statements of Operations.

                                      Impairment
                 December 31, 2001      Charge     January 1, 2002
                 ------------------  ------------  ----------------
                                     (in thousands)
Trademarks, net       $ 142,380       $ (57,780)       $ 84,600

The Company's impaired trademark assets are an indication that the Company's goodwill may be impaired. The Company has not completed its impairment testing of goodwill as of March 31, 2002. SFAS No. 142 allows until June 30, 2002 to determine if the goodwill is impaired as of January 1, 2002, and until December 31, 2002 to determine the amount of any such impairment. Any goodwill impairment loss resulting from the transitional impairment test will be recorded as a cumulative effect of a change in accounting principle. Subsequent impairment losses will be reflected in operating income or loss in the Consolidated Statements of Operations.

(3)  SUPPLEMENTAL BALANCE SHEET DATA

INVENTORIES                         MARCH 31,    DECEMBER 31,
(IN THOUSANDS):                       2002           2001
                                   -----------  --------------
Finished and in-process goods      $  125,406   $     137,965
Raw materials and supplies             23,218          19,695
                                   -----------  --------------
                                   $  148,624   $     157,660
                                   ===========  ==============


PROPERTY, PLANT AND EQUIPMENT       MARCH 31,    DECEMBER 31,
(IN THOUSANDS):                       2002           2001
                                   -----------  --------------
Land                               $    3,145   $       3,145
Buildings                              92,312          91,512
Machinery and Equipment               332,043         327,250
                                   -----------  --------------
                                      427,500         421,907
Accumulated Depreciation             (329,002)       (318,710)
                                   -----------  --------------
                                   $   98,498   $     103,197
                                   ===========  ==============


OTHER CURRENT LIABILITIES           MARCH 31,    DECEMBER 31,
(IN THOUSANDS):                       2002            2001
                                   -----------  --------------
Wages and employee benefits        $   15,740   $      17,117
Accrued advertising and promotion      10,899          17,400
Accrued interest                       14,288           9,345
Restructuring reserve                  14,894          19,647
Other accrued expenses                 26,922          33,259
                                   -----------  --------------
                                   $   82,743   $      96,768
                                   ===========  ==============


(4)  RESTRUCTURING AND RATIONALIZATION PROGRAMS

During 2001, the WKI Board of Directors approved plans to restructure several aspects of the Company's manufacturing and distribution operations. The Company also implemented several employee headcount reduction initiatives as part of the continuing business realignment and integration efforts begun in 1999 with the acquisitions of EKCO Group Inc. (EKCO) and General Housewares Corporation (GHC). These programs resulted in a restructuring charge of $51.9 million, which was recorded in the year ended December 31, 2001. Of this amount $19.1 million was recorded in the first quarter of 2001 on a separate line within operating income.

In addition, $18.5 million of rationalization and other charges relating to the implementation of these programs were recorded in the year ended December 31, 2001, of which $3.0 million was recorded in the first quarter of 2001. These charges arose as a result of the Company's restructuring programs and are excluded in the computation of the Company's Adjusted EBITDA under the Amended Credit Agreement, which provides for the achievement of quarterly EBITDA targets. Generally, these costs were recorded as incurred in operating income ($13.2 million in selling, general and administrative expenses, of which $3.0 million was recorded in the first quarter of 2001, and $5.3 million in cost of sales).

RESTRUCTURING CHARGES
---------------------

Restructuring details are as follows (in thousands):

                            LIABILITY AT                  LIABILITY AT
                            DECEMBER 31,                    MARCH 31,
                                2001         CASH PAID        2002
                            -------------  --------------  ----------
Disposal of assets          $       2,343  $        (309)  $    2,034
Employee termination costs         13,652         (3,952)       9,700
Other exit costs                    3,652           (492)       3,160
                            -------------  --------------  ----------
                            $      19,647  $      (4,753)  $   14,894
                            =============  ==============  ==========

Disposal of Assets

As part of the restructuring initiative to close or streamline manufacturing, distribution and administrative locations, an impairment charge of $26.5 million was recorded to adjust the balance of fixed assets to be sold or scrapped to reflect net realizable value. Of this amount, $15.4 million related to the closure and sale of the Martinsburg manufacturing facility, which closed during the first quarter of 2002. Management judgment is involved in estimating the tangible assets' fair value; accordingly, actual results could vary significantly from such estimates. At March 31, 2002, $24.5 million of the impairment charge had either been settled through the sale of the facilities or recorded against the specific assets involved or was paid. The remaining disposals are expected to occur during 2002.

Employee termination costs

As part of the restructuring initiative the Company recorded $21.6 million related to employee termination costs. Included in the charge is a net pension and post retirement benefit expense of $2.4 million, which resulted from the terminations. The program will impact a total of approximately 750 employees - 450 related to plant shutdowns, 75 related to distribution center consolidation
and 225 related to business and staff support function redesign.   As of March
31, 2002, approximately 650 employees have been terminated. The cash payments made during the first quarter of 2002 primarily related to the closure of the Martinsburg facility. The Company expects to pay the remaining termination costs later in 2002. This reserve was recorded in other accrued liabilities on the Consolidated Balance Sheets.

Other exit costs

As part of the restructuring initiative the Company recorded $3.7 million of other exit costs primarily related to lease and contract cancellation expenses, legal expenses and other shut down costs associated with the closure and anticipated sale of facilities. The majority of the cash paid during the three months ended March 31, 2002 related to the closure of the United Kingdom facility. The remaining other exit costs are expected to be paid during 2002.

(5)  BORROWINGS

Debt outstanding at March 31, 2002 and December 31, 2001 is as follows:

                                                                         (IN THOUSANDS)
                                                           ------------------------------------------
                                                             MARCH 31, 2002       DECEMBER 31, 2001
                                                           -------------------  ---------------------
                                                           LONG-   DUE WITHIN    LONG-    DUE WITHIN
                                                            TERM    ONE YEAR      TERM     ONE YEAR
                                                           ------  -----------  --------  -----------
Senior credit facility, term loan, at an average rate of
     7.71% and 8.79%, $194,000 originally due 2006,
     $98,000 originally due 2007                           $   --  $   292,000  $     --  $   292,000

Senior credit facility, revolving line of credit, at an
     average rate of  6.10% and 7.67%, originally due
     2005                                                      --      288,500        --      292,000

Borden revolving credit facility, at an average rate of
     5.90% and 8.34%, originally due 2004                      --       25,000        --       25,000

9 5/8% Series B Senior Subordinated Notes, originally
     due 2008                                                  --      200,000        --      200,000

9  % Series B Senior Subordinated Notes due 2006            2,877           --     2,877           --

Industrial Revenue Bonds, at an average rate of 5.81%       5,806          643     5,963          643
                                                           ------  -----------  --------  -----------
     Total Debt                                            $8,683  $   806,143  $  8,840  $   809,643
                                                           ======  ===========  ========  ===========

On April 12, 2001, the Company entered into the Amended Credit Agreement, which provided an additional $25.0 million to the revolving credit facility, with such increased amount maturing on March 31, 2004. The Amended Credit Agreement increased pricing on the credit facilities and provides for a first priority lien on substantially all of the Company's assets and its subsidiaries' assets. This agreement amended future financial covenants beginning March 31, 2001 which placed significant restrictions on, among other things, the ability of the Company to incur additional indebtedness, pay dividends and other distributions, prepay subordinated indebtedness, enter into sale and leaseback transactions, create liens or other encumbrances, make capital expenditures, make certain investments or acquisitions, engage in certain transactions with affiliates, sell or otherwise dispose of assets and merge or consolidate with other entities and otherwise restrict corporate activities. In addition, the credit facilities also require the Company to meet certain financial ratios and tests, including a minimum Adjusted EBITDA, a ratio of debt to Adjusted EBITDA and Adjusted EBITDA to cash interest expense. The credit facility entered into with Borden in April 2001 contains similar financial covenants. The $25.0 million Borden facility is secured with an interest on the Company's assets that is second in priority behind the interest securing the Amended Credit Agreement (together with the facilities under the Amended Credit Agreement, the "senior credit facilities").

At December 31, 2001, the Company was not in compliance with certain financial covenants contained in the senior credit facilities. Specifically, the Company did not meet the minimum Adjusted EBITDA, the ratio of debt to Adjusted EBITDA and the ratio of Adjusted EBITDA to cash interest expense covenants. Accordingly, the holders of the Company's senior credit facilities had the right to accelerate the maturity of all of the outstanding indebtedness under the respective agreements, which together totaled approximately $609.0 million as of December 31, 2001.

The defaults under the senior credit facilities as of December 31, 2001, would have permitted acceleration of indebtedness under the 9 5/8% Notes had the senior lenders accelerated. The Company does not have the ability to fund or refinance in whole these facilities and Notes. As a result, all of the related debt was classified as a current liability as of December 31, 2001. Due to the temporary nature of the waivers to these defaults, previously discussed in Footnote 1, the related debt of $605.5 million continues to be classified as a current liability at March 31, 2002.

A scheduled interest payment on the 9 5/8% Notes was due May 1, 2002.   The
Company did not make this payment, as making the payment would have caused the waiver of the bank covenant defaults to terminate. By failing to make that payment, a default occurred under the senior credit facilities, which will become an Event of Default upon the expiration of the applicable grace period. If the required payment is not made to the Trustee by May 31, 2002, an "Event of Default" would exist under the Indenture relating to the 9 5/8% Notes. Upon the occurrence of such an event of default, the Trustee and holders of 30% in principal amount of the 9 5/8% Notes could declare all principal, interest and any other amounts under the 9 5/8% Notes due and payable immediately. The holders of the 9 5/8% Notes, in the event of an acceleration and if they elect to pursue remedies, will not be entitled to the receipt of any payment in respect of their Notes, with limited exceptions, until the senior indebtedness is paid in full. An "Event of Default" under the 9 5/8% Notes would constitute an "Event of Default" under the senior credit facilities and may result in a default under certain other indebtedness of the Company or its subsidiaries.

As of March 31, 2002, despite the March 28, 2002 waiver agreement with the bank lenders, the Company was unable to draw on its revolving credit lines as a result of various defaults by the Company under the Amended Credit Agreement.
An additional waiver received February 25, 2002, permits the issuance of up to $5.0 million of new letters of credit and permits the extension of the expiration date of existing letters of credit if the Company secures 110% of the stated amount of the extended letters with cash. The Company believes its existing cash will be sufficient to meet anticipated cash collateral requirements for such extensions for the foreseeable future. As of March 31, 2002, the Company recorded restricted cash of $0.7 million in conjunction with cash collateralized letters of credit, which is included in other assets on the Consolidated Balance Sheets.


(6)  RELATED PARTY TRANSACTIONS

The following transactions with related parties are included in the consolidated statements of operations for the three months ended March 31, 2002 and April 1, 2001 (in thousands):

                                                                            THREE MONTHS ENDED,
                                                                      -------------------------------
                                                                      MARCH 31, 2002   APRIL 1, 2001
                                                                      ---------------  --------------
Interest expense to Borden and an affiliate of the Company's parent
  (See Note 5)                                                        $           371  $          391
Services provided by Corning, Inc.                                                588             624
Borden management fees and services incurred during the period                    719             762
Preferred dividends payable to Borden                                           2,821           2,411
Preferred dividends payable to CCPC                                             1,402           1,246

On March 2, 1998, Corning, the Company, Borden, and CCPC Acquisition Corp.
(CCPC) entered into a Recapitalization Agreement pursuant to which on April 1, 1998 (Closing Date) CCPC acquired 92% of the outstanding shares of common stock, par value $0.01 per share of WKI from Corning for $110.4 million (Recapitalization). The stock acquisition was financed by an equity investment in CCPC by BW Holding LLC, an affiliate of Kohlberg, Kravis Roberts & Co., L.P.
(KKR), the parent company of Borden and CCPC. Prior to April 1, 1998, the Company operated as a wholly-owned subsidiary of Corning. In connection with the Recapitalization, Corning and the Company entered into several agreements relating whereby Corning would provide goods and services to the Company and would share certain facilities with the Company at terms specified in the agreements. The Company has assumed or outsourced a significant portion of the functions previously performed by Corning. Management believes that the methodology used by Corning to charge these costs is reasonable, but may not necessarily be indicative of the costs that would have been incurred had these functions been performed by the Company. For the quarter ended March 31, 2002 and 2001, respectively, the company incurred $0.6 million in services provided by Corning.

In connection with the Recapitalization, the Company and Borden entered into an agreement pursuant to which Borden would provide management, consulting and financial services to the Company. In the third quarter of 2001, the Company and Borden amended the management agreement to provide for a variable payout, not to exceed $2.5 million annually, based on the Company meeting specified Adjusted EBITDA targets. Under the amended management agreement, no fee was ultimately due in 2001, as the Adjusted EBITDA targets were not met. However, $0.6 million was accrued in anticipation of the Borden management fee payment in the first quarter of 2001. During the first quarter of 2002 the Company accrued $0.6 million in anticipation of a $2.5 million annual management fee which payment is contingent on the Company meeting Adjusted EBITDA targets for 2002.

In the fourth quarter of 1999, the Company issued $50.0 million in 16% cumulative junior preferred stock to Borden. The cumulative junior preferred stock consists of two million shares with each share having a liquidation preference of $25. The cumulative junior preferred stock provides for the payment of cash dividends of $1.00 per share per quarter whether or not declared by the Company and if certain financial ratios are satisfied. At March 31, 2002 and December 31, 2001, the Company had accrued $23.3 million and $20.5 million, respectively, in preferred stock dividends. The dividends payable are recorded as other long-term liabilities.

In conjunction with the Recapitalization on April 1, 1998, the Company issued $30.0 million in 12% cumulative junior pay-in-kind stock to CCPC. The cumulative junior preferred stock consists of 1.2 million shares with each share having a liquidation preference of $25. The cumulative junior preferred stock provides for the payment of dividends in cash, additional shares of junior preferred stock or a combination thereof of $0.75 per share per calendar quarter, if and when declared by the Company's board of directors. At March 31, 2002 and December 31, 2001, the Company had accrued $18.1 million and $16.7 million, respectively, in preferred stock dividends. The Company intends to settle these accrued dividends by issuing additional preferred shares. As such, the dividends are recorded in preferred stock in the accompanying Consolidated Balance Sheets.

The Company and/or affiliates of the Company, including entities related to KKR, from time to time have purchased, and may in the future purchase, depending on market conditions, 9 5/8% Notes previously issued by the Company in the open market or by other means. During the three months ended March 31, 2002 there were no additional purchases of 9 5/8% Notes in open market transactions. As of March 31, 2002, affiliates have purchased an aggregate of $80.5 million of 9 5/8% Notes in open market transactions. An affiliate of KKR acquired $25.7 million of loans under the Company's senior credit facility during 2001 and purchased an additional $11.0 million of loans during the first quarter of 2002.


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

(8)  DERIVATIVES

Effective January 1, 2001, the Company adopted SFAS No. 133, 137 and 138 related to "Accounting for Derivative Instruments and Hedging Activities". At that time the Company had a $15 million notional amount interest rate swap with a fair value of $(0.2) million. In accordance with these statements, the Company recorded a transition adjustment to other comprehensive income and other liabilities of $0.2 million. At March 31, 2002, the swap had a fair value of
$(0.6) million.    Other comprehensive income and other liabilities have been adjusted accordingly. A 1% increase or decrease in market interest rates would result in a $0.2 million increase/(decrease) in the fair value of the interest rate swap. The swap expires on July 29, 2004.


(9)  SEGMENT INFORMATION

The Company manages its business on the basis of one reportable segment-the worldwide manufacturing and marketing of consumer kitchenware products. The Company believes its operating segments have similar economic characteristics and meet the aggregation criteria of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."


(10) SUBSEQUENT EVENTS

A scheduled interest payment on the 9 5/8% Notes was due May 1, 2002.   The
Company did not make this payment, as making the payment would have caused the waiver of the bank covenant defaults to terminate. By failing to make that payment, a default occurred under the senior credit facilities, which will become an Event of Default upon the expiration of the applicable grace period. If the required payment is not made to the Trustee by May 31, 2002, an "Event of Default" would exist under the Indenture relating to the 9 5/8% Notes. Upon the occurrence of such an event of default, the Trustee and holders of 30% in principal amount of the 9 5/8% Notes could declare all principal, interest and any other amounts under the 9 5/8% Notes due and payable immediately. The holders of the 9 5/8% Notes, in the event of an acceleration and if they elect to pursue remedies, will not be entitled to the receipt of any payment in respect of their Notes, with limited exceptions, until the senior indebtedness is paid in full. An "Event of Default" under the 9 5/8% Notes would constitute an "Event of Default" under the senior credit facilities and may result in a default under certain other indebtedness of the Company or its subsidiaries.

The Company has engaged financial advisors and continues to discuss various options with members of its bank syndicate to develop a long-term financial restructuring plan, including resolution of defaults under the Amended Credit Agreement that will exist after the expiration of the waiver. The Company has also agreed to the retention of counsel to an unofficial committee of holders of the 9 5/8% Notes, and representatives of the Company and of the unofficial committee have begun discussions on a long-term financial restructuring plan, including resolution of any defaults under the Indenture and the 9 5/8% Notes. As part of those discussions, the Company is pursuing opportunities for restructuring its indebtedness and its capital structure. In the event the Company and its lenders are unable to reach an agreement on a restructuring plan that enables the Company to meet its debt obligations, the Company would need to explore other alternatives, which could include a potential reorganization or restructuring under the bankruptcy laws.

ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company has incurred substantial losses applicable to common shares during the three months ended March 31, 2002 and in each of the last three fiscal years, has had operating losses during each of those periods, has had negative cash flow from operations for the three months ended March 31, 2002 and in fiscal 2000 and 1999 and has a significant stockholders' deficit as of March 31, 2002. These losses and cash flow deficiencies were primarily caused by interest expense on substantial indebtedness, restructuring and rationalization expenses, integration and transaction related expenses resulting from the 1999 acquisitions of EKCO Group Inc. (EKCO) and General Housewares Corporation (GHC), issues arising from the 1999 enterprise-wide systems implementation, consolidation of distributions centers and a weak U.S. economy in the latter part of 2001.

The general U.S. economic downturn experienced during 2001 significantly impacted consumer confidence which adversely impacted customer purchase behavior in several of the Company's key channels. This economic downturn has affected and is expected to continue to negatively impact the financial condition and results of operations of the Company.

On April 12, 2001, the Company entered into the Amended and Restated Credit Agreement (the "Amended Credit Agreement"), which increased the revolving credit facility by the addition of $25.0 million, changed certain financial covenants and secured the debt with a lien on substantially all the assets of the Company and its domestic subsidiaries. At the same time, the Company entered into a $25.0 million secured credit facility with Borden, Inc. (Borden) maturing on March 2004 (together, with the bank facilities, the "senior credit facilities"). At December 31, 2001, the Company was not in compliance with certain financial covenants contained in the each of the senior credit facilities. The Company, and the covenants within its senior credit facilities, measures operating results using earnings before interest, taxes, depreciation and amortization as adjusted for certain costs ("Adjusted EBITDA"). The Company did not meet the minimum Adjusted EBITDA, ratio of debt to Adjusted EBITDA and ratio of Adjusted EBITDA to cash interest expense covenants ("EBITDA Covenant Defaults"). As a result, the lenders under the senior credit facilities had the right to accelerate the maturity of all of the outstanding indebtedness under the respective agreements, which together totaled $609.0 million as of December 31, 2001. Acceleration by the lenders under the senior credit facilities would have given the holders of the $200.0 million aggregate principal amount of Series B Senior Subordinated Notes (9 5/8% Notes) the right to accelerate the maturity of their notes. The Company does not presently have the ability to fund or refinance the indebtedness under the senior credit facilities or the 9 5/8% Notes. In light of the above, the Company reclassified the long term portion of the senior credit facilities and the 9 5/8% Notes to short term debt on the Consolidated Balance Sheets as of December 31, 2001.

On March 28, 2002 the Company obtained temporary waivers of the EBITDA Covenant Defaults and certain other covenant defaults from its bank syndicate and Borden. By their terms, these waivers terminate on the earliest of (i) May 30, 2002,
(ii) the date on which the Company's cash level in a domestic bank account falls below $20.0 million or the Company delivers to the agent for the bank syndicate a certificate indicating that it projects such cash level will fall below $20.0 million, (iii) the date on which the Company makes any payment in respect of interest or principal on the 9 5/8% Notes, (iv) the date on which the Company informs the Administrative Agent for the bank syndicate that the Company intends to make such a payment or other distribution on the 9 5/8% Notes, and (v) the date the Company prepays any loans under the Borden Facility. In addition, the Borden waiver terminates on the first date the lenders or the Administrative Agent under the Amended Credit Agreement take any action to accelerate the loans thereunder or to exercise any other remedies under the "Loan Documents." Due to the temporary nature of the waivers, the long-term portion of each of the senior credit facilities, and the 9 5/8% Notes continue to be classified as a current liability on the Consolidated Balance Sheets as of March 31, 2002.

A scheduled interest payment on the 9 5/8% Notes was due May 1, 2002.   The
Company did not make this payment, as making the payment would have caused the waiver of the bank covenant defaults to terminate. By failing to make that payment, a default occurred under the senior credit facilities, which will become an Event of Default upon the expiration of the applicable grace period. If the required payment is not made to the Trustee by May 31, 2002, an "Event of Default" would exist under the Indenture relating to the 9 5/8% Notes. Upon the occurrence of such an event of default, the Trustee and holders of 30% in principal amount of the 9 5/8% Notes could declare all principal, interest and any other amounts under the 9 5/8% Notes due and payable immediately. The holders of the 9 5/8% Notes, in the event of an acceleration and if they elect to pursue remedies, will not be entitled to the receipt of any payment in respect of their Notes, with limited exceptions, until the senior indebtedness is paid in full. An "Event of Default" under the 9 5/8% Notes would constitute an "Event of Default" under the senior credit facilities and may result in a default under certain other indebtedness of the Company or its subsidiaries.

The Company has engaged financial advisors and continues to discuss various options with members of its bank syndicate to develop a long-term financial restructuring plan, including resolution of defaults under the Amended Credit Agreement that will exist after the expiration of the waiver. The Company has also agreed to the retention of counsel to an unofficial committee of holders of the 9 5/8% Notes, and representatives of the Company and of the unofficial committee have begun discussions on a long-term financial restructuring plan, including resolution of any defaults under the Indenture and the 9 5/8% Notes. As part of those discussions, the Company is pursuing opportunities for restructuring its indebtedness and its capital structure. In the event the Company and its lenders are unable to reach an agreement on a restructuring plan that enables the Company to meet its debt obligations, the Company would need to explore other alternatives, which could include a potential reorganization or restructuring under the bankruptcy laws.

Due to the Company's continuing inability to comply with its covenants under the senior credit facilities, the temporary nature of the waiver the Company obtained from its bank syndicate, the failure to pay interest on the 9 5/8% Notes on May 1, 2002, the Company's history of losses and stockholders' deficit, there is substantial doubt as to the Company's ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or liabilities that may result from the outcome of these uncertainties.


NEW ACCOUNTING POLICIES

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under this standard, goodwill and intangible assets with indefinite useful lives are no longer amortized. Accordingly, the Company no longer amortizes its existing goodwill and its trademarks after that date. A reconciliation of reported net income to net income adjusted to reflect the impact of the discontinuance of the amortization of goodwill and trademarks for the three months ended March 31, 2002 and April 1, 2001, respectively, is as follows (in thousands):

                                                                    THREE MONTHS ENDED,
                                                              ---------------------------------
                                                               MARCH 31, 2002    APRIL 1, 2001
                                                              ----------------  ---------------
Reported net loss before cumulative effect of change in
accounting principle:                                         $       (18,070)  $      (44,929)
Add: goodwill amortization                                                 --            1,376
    trademark amortization                                                 --            1,499
                                                              ----------------  ---------------
Adjusted net loss                                             $       (18,070)  $      (42,054)
                                                              ================  ===============

Reported basic and diluted net loss before cumulative effect
of change in accounting principle per share                   $         (0.32)  $        (0.72)
    Goodwill amortization per share                                        --            (0.02)
    Trademark amortization per share                                       --            (0.02)
                                                              ----------------  ---------------
Adjusted basic and diluted net loss per share before
cumulative effect of change in accounting principle           $         (0.32)  $        (0.68)
                                                              ================  ===============

In accordance with the transitional guidance of SFAS No. 142, the Company tested its trademark assets for impairment as of January 1, 2002. The Company engaged third party specialists to determine the fair value of its trademarks and determined that the value of its trademark assets were impaired. Determination of the fair value of the trademarks was performed using the income and relief from royalty approaches and was made after considering a variety of indicators including the deterioration in the business climate and a change in the manner in which the impairment of an asset is evaluated under the new standard. Based on this analysis the Company has recorded an impairment loss of $57.8 million during the first quarter of 2002. This impairment loss is recorded as a cumulative effect of a change in accounting principle in the accompanying Consolidated Statements of Operations.

                                            Impairment
                        December 31, 2001     Charge     January 1, 2002
                       ------------------  ------------  ----------------
                                          (in thousands)
Trademarks, net             $ 142,380        $(57,780)       $ 84,600

The Company's impaired trademark assets are an indication that the Company's goodwill may be impaired. The Company has not completed its impairment testing of goodwill as of March 31, 2002. SFAS No. 142 allows until June 30, 2002 to determine if the goodwill is impaired as of January 1, 2002, and until December 31, 2002 to determine the amount of any such impairment. Any goodwill impairment loss resulting from the transitional impairment test will be recorded as a cumulative effect of a change in accounting principle. Subsequent impairment losses will be reflected in operating income or loss in the Consolidated Statements of Operations.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS
---------------------

                                                          (IN THOUSANDS)
                                      FOR THE THREE    % OF     FOR THE THREE
                                       MONTHS ENDED     NET     MONTHS ENDED     % OF NET
                                      MARCH 31, 2002   SALES    APRIL 1, 2001     SALES
                                     ----------------  ------  ---------------  ----------
Net sales                            $       153,951   100.0%  $      170,797      100.0%
Cost of sales                                109,487    71.1          122,234       71.6
Gross profit                                  44,464    28.9           48,563       28.4
                                     ----------------  ------  ---------------  ----------

Selling, general and administrative           43,228    28.1           52,272       30.6
Provision for restructuring costs                 --      --           19,131       11.2
Other expenses, net                            2,144     1.4            2,762        1.6
                                     ----------------  ------  ---------------  ----------

Operating loss                                  (908)   (0.6)         (25,602)     (15.0)
Interest expense, net                         16,662    10.8           18,600       10.9
                                     ----------------  ------  ---------------  ----------

Loss before income taxes                     (17,570)  (11.4)         (44,202)     (25.9)
Income tax expense                               465     0.3              689        0.4
                                     ----------------  ------  ---------------  ----------

Loss before minority interest                (18,035)  (11.7)         (44,891)     (26.3)
Minority interest in subsidiary                  (35)     --              (38)        --
                                     ----------------  ------  ---------------  ----------

Net loss before cumulative effect
    of change in accounting
    principle                                (18,070)  (11.7)         (44,929)     (26.3)
Cumulative effect of change in
    accounting principle                     (57,780)  (37.5)              --         --
                                     ----------------  ------  ---------------  ----------

Net loss                             $       (75,850)  (49.2)% $      (44,929)     (26.3)%
                                     ================  ======  ===============  ==========
EBITDA                               $         8,439     5.5%  $      (12,980)      (7.6)%
Restructuring charges                             --      --           19,131       11.2
Rationalization charges                        1,084     0.7            3,000        1.8
Reorganization costs                           1,503     1.0               --         --
                                     ----------------  ------  ---------------  ----------
    Adjusted EBITDA                  $        11,026     7.2%  $        9,151        5.4%
                                     ================  ======  ===============  ==========

ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

NET SALES

Net sales for the first quarter of 2002 were $154.0 million, a decrease of $16.8 million or 9.9% from the same period in 2001. Approximately $6.0 million of the decrease is attributable to the decline in sales to financially troubled or liquidated customers and $6.0 million relates to the Company's decision to exit unprofitable business by closing over thirty factory stores during 2001, exiting certain grocery store programs and shutting down the United Kingdom operations. Additionally, net sales in the first quarter of 2001 were positively impacted by the Company's program of reducing inventories and generating cash through the sell off of excess inventories at lower margins. This level of close-out sales was not repeated in the first quarter of 2002. The Company's OXO brand of products showed considerable strength over the first quarter of last year as this category continues to benefit from the effects of profitable new product introductions.

GROSS PROFIT

Gross profit for the first quarter of 2002 was $44.5 million, a decrease of $4.1 million when compared to gross profit of $48.6 million for the first quarter of 2001. As a percentage of net sales, gross profit increased to 28.9% in the first quarter of 2002 from 28.4% in the first quarter of 2001. This increase is attributable to stronger product mix versus the first quarter of last year with increased sales of OXO brands and fewer low-margin close-out sales of inventory, partially offset by higher costs of inventories. In the fourth quarter of last year, lower production levels driven by lower demand, led to short term increases in the cost of inventories as fixed manufacturing costs are spread over fewer units. As the inventory is sold, gross margin is negatively impacted. Some of these costs are being recognized in the first quarter of 2002 as the related inventory is sold.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling general and administrative expenses for the first quarter of 2002 were $43.2 million, a decrease of $9.0 million or 17.3% from $52.3 million in the first quarter of 2001. As a percentage of net sales, selling, general and administrative expenses decreased to 28.1% in the first quarter of 2002 from 30.6% in the first quarter of 2001.
Approximately $3 million of the decrease relates to the Company's continued restructuring efforts to improve efficiencies while reducing overhead costs. This included the closure of the UK operations and over 30 factory stores during 2001. An additional $3 million of the decrease relates to the timing of advertising and promotional spending and the remainder primarily reflects a reduction in rationalization expenses related to the Company's restructuring programs that were recorded in the first quarter of 2001. Rationalization charges of $1.1 million in 2002 related to the Company's restructuring programs, specifically the outsourcing of Corningware due to the shut down of Martinsburg and the consolidation of executive offices in Reston, Virginia. Other decreases in selling, general and administrative expenses resulting from the Company's continued emphasis on cost reduction were offset by $1.5 million of professional and consulting fees incurred during the quarter related to the development of the Company's long-term financial reorganization plan. Rationalization and reorganization expenses have been added back to EBITDA to arrive at Adjusted EBITDA for the three months ended March 31, 2002.

PROVISION FOR RESTRUCTURING COST

On March 28, 2001, the Company's Board of Directors approved a plan to restructure several aspects of the Company's manufacturing and distribution operations, resulting in restructuring charges of $19.1 million in the first quarter of 2001. The program included three major components:

     (1) The outsourcing of Corningware and Visions product lines in an effort to reduce costs while maintaining and enhancing product quality and customer satisfaction. This program required the shutdown of the

          Martinsburg, West Virginia facility (Martinsburg) in the first quarter of 2002. Closing this facility eliminated under-utilized assets and reduced fixed costs while improving the Company's leverage buying opportunities.

     (2) The consolidation of warehousing and distribution operations at Waynesboro, Virginia and Plainfield, Indiana into the Company's state of the art distribution centers located in Monee, Illinois and Greencastle, Pennsylvania. This consolidation is expected to occur in the second quarter of 2002. This project will also reduce fixed costs as well as improve inventory management and customer service levels.

     (3) The realignment of the production process at the metal bakeware manufacturing facility at Massillon, Ohio, which occurred during 2001. The Company determined that streamlining the manufacturing and converting processes would improve productivity and reduce headcount.

The charges recorded in the first quarter of 2001 consist of asset disposal of $15.2 million, $3.0 million relating to the pension and post retirement benefits associated with the termination of employees and $0.9 million of other exit costs. There were no additional restructuring charges recorded in 2002.

OTHER EXPENSE, NET

Other operating expense was $2.1 million in the first quarter of 2002 compared to $2.8 million in the same period of 2001. As discussed in New Accounting Policies, on January 1, 2002, the Company adopted SFAS 142 and, as a result, goodwill and trademarks are no longer amortized. Therefore, no amortization expense was taken in 2002. Amortization expense during the three months ended April 1, 2001, was $2.9 million. Excluding amortization costs, other expenses increased due to a settlement of a vendor claim and higher royalty expense.

INTEREST EXPENSE

Interest expense was $16.7 million in the first quarter of 2002 compared to $18.6 million in the first quarter of 2001. The $1.9 million decrease is attributable to lower average interest rates partially offset by higher average debt outstanding.

INCOME TAX

Income tax expense in the first quarter of 2002 amounted to $0.5 million compared to $0.7 million in the first quarter of 2001. The 2002 income tax expense is primarily attributable to foreign income taxes, as the Company provided a full valuation allowance on the income tax benefit relating to the current period pre tax losses.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

As discussed in New Accounting Policies, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. In accordance with the transitional guidance of SFAS No. 142, the Company tested its trademark assets for impairment as of January 1, 2002. The Company engaged third party specialists to determine the fair value of its trademarks and determined that the value of its trademark assets were impaired. Determination of the fair value of the trademarks was performed using the income and relief from royalty approaches and was made after considering a variety of indicators including the deterioration in the business climate, significant operating losses, and change in the manner in which the impairment of an asset is evaluated under the new standard. Based on this analysis the Company has recorded an impairment loss of $57.8 million during the first quarter of 2002. This impairment loss is recorded as a cumulative effect of a change in accounting principle in the accompanying Consolidated Statements of Operations.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

CASH FLOWS

Operating Activities

In the first quarter of 2002, net cash used in operating activities was $13.7 million compared to $12.5 million of cash used in operating activities in the first quarter of 2001. The increase in cash usage during the first three months of 2002 compared to the same period in 2001 was primarily driven by higher payments for restructuring and rationalization programs, partially offset by improvement in net loss adjusted for non-cash items. During the first quarter of 2002, the Company paid $6.7 million relating to restructuring and rationalization programs, primarily related to employee severance. Spending for these programs had not yet occurred during the first quarter of 2001. Cash flows from accounts receivable decreased $13.6 million in the first quarter of 2002 compared to the same period in 2001 due to reduced sales in the fourth quarter of 2001 compared to 2000. Days sales outstanding improved during the first quarter of 2002 compared to the same period in the prior year due to better collection experience. The change in inventory in the first quarter of 2002 compared to the first quarter of 2001 improved by $15.4 million as the Company continues to emphasize managing inventory production and reducing existing inventories.

Investing Activities

Investing activities used cash of $4.0 million in the first quarter of 2002 compared to $6.1 million in the first quarter of 2001. The decrease from 2001 is attributable to a reduction in capital expenditures in 2002. Capital spending for the first quarter of 2002 was $3.4 million compared to $6.1 million in the first quarter of 2001. The Company anticipates cash outlays of approximately $25 million for capital expenditures in 2002.

Financing Activities

Net cash used in financing activities totaled $3.7 million in the first quarter of 2002 compared to net cash provided by financing activities of $16.0 million in 2001. The Company borrowed an additional $15.6 million to fund capital expenditures, restructuring and rationalization programs and for funding future working capital requirements in the first quarter of 2001. During the first quarter of 2002 the company repaid $3.5 million in debt.

FINANCIAL CONDITION

The Company's capital requirements have arisen principally in connection with financing working capital needs, servicing debt obligations, funding restructuring and rationalization costs, financing and integrating acquisitions, and funding capital expenditures. The Company plans to spend approximately $15 million (net of proceeds related to asset sales on closed facilities) in 2002, to pay for accrued severance and environmental costs and to fund remaining rationalization expenses related to outsourced product development and office relocation.

On April 12, 2001, the Company entered into the Amended Credit Agreement, which provided an additional $25.0 million to the revolving credit facility, with such increased amount maturing on March 31, 2004. The Amended Credit Agreement increased pricing on the credit facilities and provides for a first priority lien on substantially all of the Company's assets and its subsidiaries' assets. This agreement amended future financial covenants beginning March 31, 2001 which placed significant restrictions on, among other things, the ability of the Company to incur additional indebtedness, pay dividends and other distributions, prepay subordinated indebtedness, enter into sale and leaseback transactions, create liens or other encumbrances, make capital expenditures, make certain investments or acquisitions, engage in certain transactions with affiliates, sell or otherwise dispose of assets and merge or consolidate with other entities and otherwise restrict corporate activities. In addition, the credit facilities also require the Company to meet certain financial ratios and tests, including a minimum Adjusted EBITDA, a ratio of debt to Adjusted EBITDA and Adjusted EBITDA to cash interest expense. The credit facility entered into with Borden in April 2001 contains similar financial covenants. The $25.0 million Borden facility is secured with an interest on the Company's assets that is second in priority behind the interest securing the Amended Credit Agreement (together with the facilities under the Amended Credit Agreement, the "senior credit facilities").

During the third quarter of 2000, Borden agreed to provide the Company a $40.0 million temporary revolving credit facility to assist in meeting working capital requirements, capital expenditures, interest payments and scheduled principal payments. The original maturity date of the Borden facility of December 31, 2000 was extended to March 31, 2004. Effective July 2, 2001, Borden increased its line of credit to the Company from $40.0 million to $50.0 million and then decreased the commitment to $25.0 million on August 16, 2001. The $25.0 million Borden facility is secured with an interest on the Company's assets that is second in priority behind the interests securing the Amended Credit Agreement.

The general U.S. economic downturn experienced during 2001 significantly impacted consumer confidence which adversely impacted customer purchase behavior in several of the Company's key channels. This economic downturn has affected and is expected to continue to negatively impact the financial condition and results of operations of the Company.

At December 31, 2001, the Company was not in compliance with certain financial covenants contained in the senior credit facilities. Specifically, the Company did not meet the minimum Adjusted EBITDA, the ratio of debt to Adjusted EBITDA and the ratio of Adjusted EBITDA to cash interest expense covenants. Accordingly, the holders of the Company's senior credit facilities had the right to accelerate the maturity of all of the outstanding indebtedness under the respective agreements, which together totaled approximately $609.0 million as of December 31, 2001.

The defaults under the senior credit facilities as of December 31, 2001, would have permitted acceleration of indebtedness under the 9 5/8% Notes had the senior lenders accelerated. The Company does not have the ability to fund or refinance in whole these facilities and Notes. As a result, all of the related debt was classified as a current liability as of December 31, 2001. Due to the temporary nature of the waivers to these defaults, previously discussed in Background, the related debt of $605.5 million continues to be classified as a current liability at March 31, 2002.

A scheduled interest payment on the 9 5/8% Notes was due May 1, 2002.   The
Company did not make this payment, as making the payment would have caused the waiver of the bank covenant defaults to terminate. By failing to make that payment, a default occurred under the senior credit facilities, which will become an Event of Default upon the expiration of the applicable grace period. If the required payment is not made to the Trustee by May 31, 2002, an "Event of Default" would exist under the Indenture relating to the 9 5/8% Notes. Upon the occurrence of such an event of default, the Trustee and holders of 30% in principal amount of the 9 5/8% Notes could declare all principal, interest and any other amounts under the 9 5/8% Notes due and payable immediately. The holders of the 9 5/8% Notes, in the event of an acceleration and if they elect to pursue remedies, will not be entitled to the receipt of any payment in respect of their Notes, with limited exceptions, until the senior indebtedness is paid in full. An "Event of Default" under the 9 5/8% Notes would constitute an "Event of Default" under the senior credit facilities and may result in a default under certain other indebtedness of the Company or its subsidiaries.

The Company has engaged financial advisors and continues to discuss various options with members of its bank syndicate to develop a long-term financial restructuring plan, including resolution of defaults under the Amended Credit Agreement that will exist after the expiration of the waiver. The Company has also agreed to the retention of counsel to an unofficial committee of holders of the 9 5/8% Notes, and representatives of the Company and of the unofficial committee have begun discussions on a long-term financial restructuring plan, including resolution of any defaults under the Indenture and the 9 5/8% Notes. As part of those discussions, the Company is pursuing opportunities for restructuring its indebtedness and its capital structure. In the event the Company and its lenders are unable to reach an agreement on a restructuring plan that enables the Company to meet its debt obligations, the Company would need to explore other alternatives, which could include a potential reorganization or restructuring under the bankruptcy laws.

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

From time to time the Company reduces foreign currency cash flow exposure due to exchange rate fluctuations by entering into forward foreign currency exchange contracts. The use of these contracts protects cash flows against unfavorable movements in exchange rates, to the extent of the amount under contract. At March 31, 2002, the Company had no forward foreign currency exchange contracts outstanding.

The Company enters into interest rate swaps to lower funding costs or to alter interest rate exposures between fixed and floating rates on long-term debt. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed upon notional principal amount. At March 31, 2002, the Company had one contract outstanding.

Effective January 1, 2001, the Company adopted SFAS No. 133, 137 and 138 related to "Accounting for Derivative Instruments and Hedging Activities". At that time, the Company had a $15 million notional amount interest rate swap with a fair value of $(0.2) million. In accordance with these statements, the Company recorded a transition adjustment to other comprehensive income and other liabilities of $0.2 million. At March 31, 2002, the swap had a fair value of
$(0.6) million.    Other comprehensive income and other liabilities have been adjusted accordingly. A 1% increase or decrease in market interest rates would result in a $0.2 million increase/(decrease) in the fair value of the interest rate swap. The swap expires on July 29, 2003.


FORWARD-LOOKING AND CAUTIONARY STATEMENTS
-----------------------------------------

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" and other intangibles for certain forward-looking statements. The factors discussed below, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report, including without limitation, in "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's related press releases and in oral statements made by authorized officers of the Company. When used in this report, any press release or oral statement, the words "looking forward," "estimate," "project," "anticipate," "expect," "intend," "believe" and similar expressions are intended to identify a forward-looking statement. Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond the Company's control) that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The forward-looking statements regarding such matters are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether actual results and developments will conform with the Company's expectations and predictions, however, is subject to a number of risks and uncertainties, including the Company's ability to obtain a waiver of default under the terms of its existing credit facilities; the Company's ability to restructure its debt and capital structure; the Company's ability to obtain additional sources of liquidity; a continuance of the global economic slowdown in any one, or all, of the Company's sales categories; loss of sales as the Company streamlines and focuses on strategic accounts; continuing weakness in the retail sector, such as the bankruptcy of Kmart; loss of shelf space at a key customer; unpredictable difficulties or delays in the development of new product programs; increasing reliance on third party manufacturers; increased difficulties in obtaining a consistent supply of basic raw materials and energy inputs at stable pricing levels; technological shifts away from the Company's technologies and core competencies; unforeseen interruptions to the Company's business with its largest customers; financial instabilities or inventory excesses; the effects of extreme changes in monetary and fiscal policies in the United States and abroad, including extreme currency fluctuations and unforeseen inflationary pressures; drastic and unforeseen price pressures on the Company's products or significant cost increases that cannot be recovered through price increases or productivity improvements; significant changes in interest rates or in the availability of financing for the Company or certain of its customers; loss of any material intellectual property rights; any difficulties in obtaining or retaining the management or other human resource competencies that the Company needs to achieve its business objectives; acceptance of product changes by the consumer; and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company and its subsidiaries or their business or operations.


                           PART II - OTHER INFORMATION

ITEM 3-LEGAL PROCEEDINGS

Litigation

WKI has been engaged in, and will continue to be engaged in, the defense of product liability claims related to products, particularly the bakeware and cookware product lines. The Company maintains product liability coverage, subject to certain deductibles and maximum coverage levels that the Company believes is adequate and in accordance with industry standards.

In addition to product liability claims, from time to time the Company is involved in various legal actions in the ordinary course of business. The Company believes, based upon information it currently possesses, and taking into account established reserves for estimated liabilities and its insurance coverage, that the ultimate outcome of the proceedings and actions is unlikely to have a material adverse effect on the Company's financial statements. It is reasonably possible, however, that some matters could be decided unfavorably to the Company and could require the Company to pay damages, or make other expenditures in amounts or a range of amounts that cannot be estimated as of March 31, 2002.

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

It is the Company's policy to accrue for remediation costs when it is probable that such costs will be incurred and when a range of loss can be reasonably estimated. The Company has accrued approximately $3.8 million at March 31, 2002 for probable environmental remediation and restoration liabilities. This is management's best estimate of these liabilities. Based on currently available information and analysis, the Company believes that it is reasonably possible that costs associated with such liabilities or as yet unknown liabilities may exceed current reserves in amounts or a range of amounts that cannot be
estimated as of March 31, 2002.   There can be no assurance that activities at
these or any other facilities or future facilities may not result in additional environmental claims being asserted against the Company or additional investigations or remedial actions being required.

                                     PART IV

ITEM 14-EXHIBITS AND REPORTS ON FORM 8-K

NONE

SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          WKI HOLDING COMPANY, INC.


By  /s/   Steven G. Lamb        President and                 May 15, 2002
   --------------------------   Chief Executive Officer
          (Steven G. Lamb)

By  /s/   Joseph W. McGarr      Chief Financial Officer       May 15, 2002
   --------------------------
          (Joseph W. McGarr)