Form 10-Q
period 2003-03-31
WKI HOLDING CO INC
filed 2003-05-14
CIK 1063574

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 30, 2003
                                   --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to____________

                        Commission file number 022-28646

                            WKI HOLDING COMPANY, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                      16-1403318
            --------                                      ----------
  (State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                    Identification No.)


                11911 FREEDOM DRIVE, SUITE 600, RESTON, VA  20190
                -------------------------------------------------
               (Address of principal executive offices)(Zip Code)


        Registrant's telephone number, including area code:  703-456-4700


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days.
                               Yes [X]       No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                               Yes [ ]       No [X]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                               Yes [X]       No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Number of shares of $0.01 par value common stock outstanding as of May 14, 2003:
5,752,179 shares

                            WKI HOLDING COMPANY, INC.

                                      INDEX

                                                                            Page

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

          Unaudited Consolidated Statements of Operations for the quarter ended March 30, 2003 (Successor Company) and for the quarter
            ended March 31, 2002 (Predecessor Company)                         3

          Consolidated Balance Sheets at March 30, 2003 (unaudited) and
              December 31, 2002                                                4

          Unaudited Consolidated Statements of Cash Flows for the quarter ended March 30, 2003 (Successor Company) and for the quarter
            ended March 31, 2002 (Predecessor Company)                         5

          Notes to Consolidated Financial Statements                           7

Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                             18

Item 3. Quantitative and Qualitative Disclosures About Market Risk            27

Item 4. Controls  and  Procedures                                             28

PART II. OTHER  INFORMATION

Item 1.  Legal  Proceedings                                                   28

Item 2.  Changes  in  Securities  and  Use  of  Proceeds                      29

Item 3.  Defaults  Upon  Senior  Securities                                   29

Item 4.  Submission  of  Matters  to  a  Vote  of  Security  Holders          29

Item 5.  Other  Information                                                   30

Item 6.  Exhibits  and  Reports  on  Form  8-K                                30

Signatures                                                                    33

Certifications                                                                34

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                    WKI HOLDING COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In thousands, except share and per share amounts)


                                                                               PREDECESSOR
                                                             SUCCESSOR           COMPANY
                                                              COMPANY        FOR THE QUARTER
                                                          FOR THE QUARTER         ENDED
                                                               ENDED         MARCH 31, 2002
                                                          MARCH 30, 2003      (AS RESTATED)
                                                         -----------------  -----------------
Net sales                                                $        128,585   $        153,951
Cost of sales                                                      95,247            109,487
                                                         -----------------  -----------------
Gross profit                                                       33,338             44,464

Selling, general and administrative expenses                       37,904             43,378
Other expense, net                                                    128              2,144
                                                         -----------------  -----------------

Operating loss                                                     (4,694)            (1,058)
Interest expense, net                                               8,458             16,662
                                                         -----------------  -----------------

Loss before income taxes, minority interest and
    cumulative effect of change in accounting principle           (13,152)           (17,720)
Income tax expense                                                  1,347                315
                                                         -----------------  -----------------

Loss before minority interest and cumulative effect of
    change in accounting principle                                (14,499)           (18,035)
Minority interest in earnings of subsidiary                           (39)               (35)
                                                         -----------------  -----------------

Net loss before cumulative effect of change in
    accounting principle                                          (14,538)           (18,070)
Cumulative effect of change in accounting principle                    --           (202,089)
                                                         -----------------  -----------------

Net loss                                                          (14,538)          (220,159)
                                                         -----------------  -----------------

Preferred stock dividends                                              --             (4,223)
                                                         -----------------  -----------------

Net loss applicable to common stock                      $        (14,538)  $       (224,382)
                                                         =================  =================
Basic and diluted loss before cumulative effect of
    change in accounting principle per common share      $          (2.53)  $          (0.32)
                                                         =================  =================
Basic and diluted loss per common share                  $          (2.53)  $          (3.26)
                                                         =================  =================

Weighted average number of common
    shares outstanding during the period                        5,752,179         68,910,716
                                                         =================  =================


        The accompanying notes are an integral part of these statements.

                            WKI HOLDING COMPANY, INC.
                          CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                         (UNAUDITED)
ASSETS                                                  MARCH 30, 2003   DECEMBER 31, 2002
                                                       ----------------  ------------------
Current Assets
  Cash and cash equivalents                            $         3,227   $           40,117
  Accounts receivable (less allowances of $8,478 and
    $10,932 in 2003 and 2002, respectively)                     64,777               76,198
  Inventories, net                                             154,045              146,593
  Prepaid expenses and other current assets                     15,881               15,578
                                                       ----------------  ------------------
      Total current assets                                     237,930              278,486

Other assets                                                    43,928               29,387
Property, plant and equipment, net                             121,892               89,773
Other intangible assets, net                                   107,014               84,600
Goodwill                                                       189,754              260,527
                                                       ----------------  ------------------
TOTAL ASSETS                                           $       700,518   $          742,773
                                                       ================  ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                     $        25,915   $           35,844
  Current portion of long-term debt                              3,296                3,218
  Other current liabilities                                     88,322              121,926
                                                       ----------------  ------------------
      Total current liabilities                                117,533              160,988

Long-term debt                                                 378,725              364,889
Pension and post-employment benefit obligations                 82,796               81,370
Other long-term liabilities                                      1,666                1,737
                                                       ----------------  ------------------
     Total liabilities                                         580,720              608,984
                                                       ----------------  ------------------

Minority interest in subsidiary                                  1,527                1,488
                                                       ----------------  ------------------

STOCKHOLDERS' EQUITY
Common stock - $0.01 par value; 15,000,000 shares
  authorized; 5,752,179 shares issued and outstanding               58                   58
Additional paid-in capital                                     132,243              132,243
Accumulated deficit                                            (14,538)                  --
Accumulated other comprehensive gain                               508                   --
                                                       ----------------  ------------------
      Total stockholders' equity                               118,271              132,301
                                                       ----------------  ------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $       700,518   $          742,773
                                                       ================  ==================


        The accompanying notes are an integral part of these statements.

                                      WKI HOLDING COMPANY, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                           (In thousands)

                                                                                      PREDECESSOR
                                                                                        COMPANY
                                                                  SUCCESSOR COMPANY  FOR THE QUARTER
                                                                   FOR THE QUARTER       ENDED
                                                                       ENDED         MARCH 31, 2002
                                                                   MARCH 30, 2003    (AS RESTATED)
                                                                  ----------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                     $       (14,538)  $    (220,159)
     Adjustments to reconcile net loss to net cash used in
        operating activities:
        Depreciation and amortization                                       8,673           9,382
        Amortization of deferred financing fees                               136           1,056
        Impairment loss on intangible assets                                   --         202,089
        Provision for rationalization charges                                  --           1,084
        Cash paid for rationalization charges                                  --          (1,987)
        Cash paid for restructuring charges                                    --          (4,753)
        Other                                                                (477)            638
     Changes in operating assets and liabilities:
        Accounts receivable                                                11,421           8,944
        Inventories                                                        (7,452)          5,218
        Prepaid expenses and other current assets                            (303)           (543)
        Accounts payable and other current liabilities                    (42,470)        (16,929)
        Provision for post-retirement benefits, net of cash paid            1,426           2,502
        Other assets and liabilities                                          449            (245)
                                                                  ----------------  --------------
           NET CASH USED IN OPERATING ACTIVITIES                          (43,135)        (13,703)
                                                                  ----------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures                                               (5,644)         (3,382)
        Net proceeds from sale of assets                                    1,542              --
        Increase in restricted cash                                        (1,222)           (661)
                                                                  ----------------  --------------
           NET CASH USED IN INVESTING ACTIVITIES                           (5,324)         (4,043)
                                                                  ----------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings on Successor revolving credit facility                     14,000              --
     Repayment of Predecessor revolving credit facility                        --          (3,500)
     Repayment of long-term debt, other than revolving
          credit facility                                                      --            (157)
     Payment of deferred financing fees                                    (2,431)             --
                                                                  ----------------  --------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                        11,569          (3,657)
                                                                  ----------------  --------------

Decrease in cash and cash equivalents                                     (36,890)        (21,403)
Cash and cash equivalents - beginning of period                            40,117          66,805
                                                                  ----------------  --------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                         $         3,227   $      45,402
                                                                  ================  ==============


        The accompanying notes are an integral part of these statements.

                                     WKI HOLDING COMPANY, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
                                          (In thousands)

                                                                  SUCCESSOR       PREDECESSOR
                                                                   COMPANY           COMPANY
                                                               FOR THE QUARTER   FOR THE QUARTER
                                                                    ENDED             ENDED
                                                                MARCH 30, 2003    MARCH 31, 2002
                                                               ----------------  ----------------
SUPPLEMENTAL DATA:

Cash paid during the period for:
--------------------------------

     Interest                                                  $          7,514  $         10,565
     Income taxes, net of refunds                                           512             1,219

Non-cash activity:
------------------

     Preferred stock dividends                                 $             --  $          4,223
     Transfer of inventory in settlement of royalty liability                --             3,818


The accompanying notes are an integral part of these statements.

                            WKI HOLDING COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)  NATURE OF OPERATIONS AND BASIS OF PRESENTATION

WKI Holding Company Inc. (the "Company" or "WKI") is a leading manufacturer and marketer of consumer bakeware, dinnerware, kitchen and household tools, rangetop cookware and cutlery products. The Company has strong positions in major channels of distribution for its products in North America and has also achieved a significant presence in certain international markets, primarily Asia and Australia. In North America, the Company sells both on a wholesale basis to retailers, distributors and other accounts that resell the Company's products, and on a retail basis, through Company-operated factory outlet stores. In the international market, the Company has established its presence on a wholesale basis through an international sales force coupled with localized distribution and marketing capabilities.

The market for our products is highly competitive and the housewares industry is trending toward consolidation. Competition in the marketplace is affected not only by domestic manufacturers but also by the large volume of foreign imports. A number of factors affect competition in the sale of the Company's products, including, but not limited to quality, price and merchandising parameters established by various distribution channels. Shelf space is a key factor in determining retail sales of bakeware, dinnerware and rangetop cookware products. Other important competitive factors include new product introductions, brand identification, style, design, packaging and service levels.

Seasonal variation is a factor in our business in that there is generally an increase in sales demand in the second half of the year, driven by consumer spending in the holiday shopping season. This causes the Company to adjust its purchasing schedule to ensure proper inventory levels in support of second half of the year programs.

The Company currently manufactures a portion of its finished goods and purchases finished goods from various vendors in Asia and Europe. Reliance on finished goods suppliers could give rise to certain risks, such as interruptions in supply and quality issues that are outside our control. In addition, significant increases in the cost of energy, transportation or principal raw materials could have an adverse effect on results of operations.

Pursuant to Section 15(d) of the Securities Act of 1934, WKI is filing herein its quarterly report on Form 10-Q, which includes its first fiscal quarter of the year ended December 31, 2003. The Company's first, second and third fiscal quarters end on the Sunday nearest to the calendar quarter and the fourth quarter ends on December 31. The Company's first fiscal quarter in fiscal 2003 and fiscal 2002 ended on March 30, 2003 and March 31, 2002, respectively. The unaudited consolidated financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair statement of the results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. The consolidated financial statements are unaudited and should be read in conjunction with the Company's financial statements for the year ended December 31, 2002, which were filed on Form 8-K. Certain 2002 amounts have been reclassified to conform to the 2003 presentation.

As a consequence of the implementation of Fresh Start Reporting (See Note 2) effective December 31, 2002, the financial information presented in the unaudited consolidated statement of operations and the corresponding statement of cash flows for the first fiscal quarter ended March 30, 2003 is generally not comparable to the financial results for the first fiscal quarter ended March 31, 2002. Any financial information herein labeled "Predecessor Company" refers to periods prior to the adoption of Fresh Start Reporting, while those labeled "Successor Company" refer to periods following the Company's reorganization.
The lack of comparability in the accompanying unaudited consolidated financial statements relates primarily to the Company's capital structure (outstanding shares used in earnings per share calculations), debt related costs, and depreciation and amortization related to adjusting property, plant and equipment and other intangible assets to their fair value.


(2)  BANKRUPTCY REORGANIZATION AND FRESH START REPORTING

REORGANIZATION

On May 31, 2002 (the "Filing Date"), the Company and its eleven U.S. subsidiaries (collectively, the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the federal bankruptcy code ("Bankruptcy Code" or "Chapter 11") in the United States Bankruptcy Court for the Northern
District of Illinois (the "Court").    The reorganization was jointly
administered under the caption "In re World Kitchen, Inc., a Delaware Corporation, et al., Case No. 02-B21257." During the period from the Filing Date until January 31, 2003 (the "Effective Date"), the Debtors operated the business as debtors-in-possession under Chapter 11. The Company's non-U.S. subsidiaries did not file voluntary petitions, were not Debtors and did not reorganize.

On November 15, 2002, the Debtors filed their second amended joint plan of reorganization (the "Plan") with the Court, which was confirmed on December 23, 2002 (the "Confirmation Date"). All material conditions precedent to the Plan becoming binding were resolved on or prior to December 31, 2002, and, therefore, the Company recorded the effects of the Plan and Fresh Start Reporting as of that date. On the Effective Date, the Debtors legally emerged from their bankruptcy proceedings. At December 31, 2002, the Company recorded a $577.2 million reorganization gain reflecting the cancellation of debt pursuant to the Plan and to adjust the historical carrying value of its assets and liabilities to fair market value.

The Company's reorganization value of approximately $500 million, defined as post-emergence debt and equity ("Reorganization Value"), was determined based on an independent valuation by financial valuation experts after consideration of several factors and assumptions and by using various valuation methods including cash flow multiples, price/earnings ratios and other relevant industry information.

On or about the Effective Date, with the effects reported herein on December 31, 2002, the following principle provisions of the Plan occurred:

     1. The Company's old common and preferred stock were cancelled for no consideration. New Common Stock in the amount of 5,752,179 shares was to be issued ("New Common Stock") to certain creditors, pursuant to the Plan, as described below.

     2. The Company's senior secured debt of approximately $577.1 million was discharged in return for the payment of $27.8 million in cash and the issuance of $240.1 million of new senior secured term loans, $123.2 million of new senior subordinated notes and 4,528,196 shares (approximately 79%) of New Common Stock.

     3. The Company's $25 million revolving credit facility due to Borden Chemical, Inc. (the "Borden Credit Facility"), an affiliate of the Company's primary stockholder (Kohlberg, Kravis, Roberts & Co. L.P. ("KKR")), was converted into the right to receive 615,483 shares (approximately 11%) of New Common Stock.

     4. The Company's 9-5/8% Notes in the amount of $211.1 million were converted into the right to receive 608,500 shares (approximately 10%) of New Common Stock.

     5. The Company agreed to pay $2.9 million to settle in full the 9- Series B Senior Notes ("9- Notes") issued by EKCO Group Inc. and certain of its subsidiaries.

     6. The Company reinstated $4.9 million of pre-existing Industrial Revenue Bond claims (the "Reinstated IRB claims").

     7. The Debtors' $50 million debtor in possession financing was repaid in full and terminated, and the Company entered into a new Revolving Credit Agreement providing up to $75 million.

     8. The Company became obligated to pay approximately $20.9 million of pre-petition liabilities to its vendors and other general unsecured creditors. Under the terms of the Debtors' Plan, general unsecured creditors of the Company will be paid 8.8% of the allowable claim amount. General unsecured creditors of the Company's operating subsidiaries will be paid 60% of the allowable claim amount. These payments will be made as prescribed by the Court at various distribution dates as claims are reconciled or otherwise resolved.

     9. The new board of directors was selected in accordance with the terms of the Plan.

FRESH START REPORTING

Upon confirmation of the Plan, the Company adopted the provisions of Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("Fresh Start Reporting" or "SOP 90-7"). The Company adopted Fresh Start Reporting because holders of outstanding voting shares of the Company's capital stock immediately before the Chapter 11 filing and confirmation of the Plan received less than 50% of the common stock distributed under the Plan, and the Company's Reorganization Value was less than the Debtors' post-petition liabilities and allowed claims on a consolidated basis.

Fresh Start Reporting adjustments reflect the application of Statement of Financial Accounting Standard No. 141 "Business Combinations" ("SFAS No. 141"), which requires a reorganized entity to record its assets and liabilities at
their fair value.   The Company used its newly determined Reorganization Value to define the fair value of debt and equity at December 31, 2002. The resulting reorganized equity value of $132.3 million was allocated to individual assets and liabilities using the principles of SFAS No. 141. The difference between the reorganized equity value described above and the resulting fair value of assets and liabilities was recorded as goodwill. The Company is using and has used independent valuation experts where necessary to appraise the major components of the balance sheet including trademarks, patents, customer relationships and property, plant and equipment. Certain valuations have not yet been finalized and are subject to change during the allocation period in a manner similar to that prescribed by SFAS No. 141. The Fresh Start Reporting adjustments recorded in the first quarter of 2003 resulted in a reduction to goodwill of $70.8 million.

Fair valuation adjustments for certain patents were recorded as of January 1, 2003, and were determined using the excess income and relief from royalty approach. The Company's patents were valued at $23.0 million with an estimated remaining useful life ranging from 4 to 18 years based on the expiration of the patent under federal law.

Fair valuation adjustments for property, plant and equipment were also recorded as of January 1, 2003. The fair value of the Company's property plant, and equipment was determined to be $32.9 million more than the net book value at December 31, 2002. The Company adjusted its carrying value of property, plant and equipment at January 1, 2003 as follows: $4.7 million for land, $13.2 million for buildings, and $15.0 million for machinery and equipment. The Company will depreciate these assets over their newly estimated useful lives.

The Company used market data to determine the fair value of the Company's precious metals, principally platinum and rhodium. During the first quarter of 2003, the Company increased its precious metals balance by $14.9 million to reflect the fair value at December 31, 2002. Precious metals are classified as other assets on the Consolidated Balance Sheet.

The effect of the Plan and implementation of Fresh Start Reporting on the consolidated balance sheet is as follows:

                                                Predecessor                                                    Successor
                                                  Company                              Fresh Start Reporting    Company
                                                ------------                       --------------------------  ---------
                                                                                     As of          Additional
                                                 December 31,  Reorganization      December 31,    Adjustments  January 1,
                                                    2002       Adjustments           2002              (A)       2003
                                                ------------  -------------        ----------       ---------  ---------
ASSETS
Current Assets
 Cash and cash equivalents                      $    40,117   $         --         $      --        $     --   $ 40,117
 Accounts receivable, net                            76,198             --                --              --     76,198
 Inventories, net                                   146,593             --                --              --    146,593
 Prepaid expenses and other current assets           15,578             --                --              --     15,578
                                                ------------  -------------        ----------       ---------  ---------
        Total current assets                        278,486             --                --              --    278,486

Other assets                                         35,038             --            (5,651)  G      14,902     44,289
Property, plant and equipment, net                   89,773             --                --          32,871    122,644
Other intangible assets, net                         84,600             --                --          23,000    107,600
Goodwill                                             55,985             --           204,542   H     (70,773)   189,754
                                                ------------  -------------        ----------       ---------  --------
TOTAL ASSETS                                    $   543,882   $         --         $ 198,891        $     --   $742,773
                                                ============  =============        ==========       =========  =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
     Accounts payable                           $    47,281   $         --         $      --        $     --   $ 47,281
                                                                                   ----------
     Current portion of long-term debt                    -          3,218   C            --              --      3,218
                                                                             B,
     Other current liabilities                       56,400         54,089   C, D         --              --    110,489
                                                ------------  -------------        ----------       ---------  ---------

        Total current liabilities                   103,681         57,307                --              --    160,988

Liabilities subject to compromise                   887,340       (887,340)  E            --              --         --
Long-term debt                                           --        364,889   C            --              --    364,889
Pension and post-employment benefit
     obligations                                     77,737             --             3,633   G          --     81,370
Other long-term liabilities                           1,737             --                --              --      1,737
                                                ------------  -------------        ----------       ---------  ---------

Total liabilities                                 1,070,495       (465,144)            3,633              --    608,984

Minority interest in subsidiary                       1,488             --                --              --      1,488

Stockholders' Equity (Deficit)
     Old Preferred stock                             98,142        (98,142)  F            --              --         --
     Old Common stock                                   696           (696)  F            --              --         --
     New Common stock                                    --             58   C            --              --         58
     Common stock held in treasury                   (2,155)         2,155   F            --              --         --
     Contributed capital                            607,783             --          (607,783)  I          --         --
     Additional paid-in capital                          --        132,243   C            --              --    132,243
     Accumulated deficit                         (1,201,287)       429,526   E       771,761   I          --         --
     Accumulated other comprehensive loss           (31,280)            --            31,280   I          --         --
                                                ------------  -------------        ----------       ---------  ---------
Total stockholders' equity (deficit)               (528,101)       465,144           195,258                    132,301
                                                ------------  -------------        ----------       ---------  ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
        (DEFICIT)                               $   543,882   $         --         $ 198,891        $     --   $742,773
                                                ============  =============        ==========       =========  =========

     A. As of December 31, 2002, the Company was still in the process of evaluating the fair value of certain assets for allocation of the reorganization value. The additional adjustments were recorded as of January 1, 2003.
     B. Estimated payables associated with the effects of the Plan are $53.5 million. Of this amount, $35.7 million was paid on the Effective Date.


     C. In accordance with the Plan, Allowed Bank Loan Claims under the Prepetition Credit Facility in the amount of $552.1 million were converted into $104.1 million in New Common Stock, $240.1 million in principal amount of new Senior Secured Term Loans and $123.2 million in principal amount of the new Senior Subordinated Notes. The remaining $2.7 million was paid on the Effective Date and is included in accounts payable.
     D.   Certain tax claims were reinstated as part of the Plan.
     E. Estimated settlement of liabilities subject to compromise and other transactions in connection with the Plan. As a result of the consummation of the Plan, the Company recognized an estimated gain on the reorganization. This gain was recorded in the Predecessor Company's statement of operations as a component of net reorganization items.

               Gain on discharge of prepetition liabilities:
                  Bank Loan Claims                                     $  82,002
                  Borden Claim                                            12,044
                  9-5/8% Notes                                           197,080
                  Unsecured Claims                                        14,082
                  Elimination of Old Stock                               122,951
                  Surrender of Hamilton, Ohio property in
                     satisfaction of certain IRB Claims                    1,367
                                                                  --------------
                  Gain on discharge of prepetition liabilities          $429,526
                                                                  ==============

     F. Old WKI Common Stock and Old WKI Preferred Stock and accrued but unpaid dividends and any related interest were cancelled on the Effective Date for no consideration.
     G. Fair value adjustments as of December 31, 2002 in accordance with Fresh Start Reporting.
     H. Excess reorganization value over the fair value of the Company's assets and liabilities. The finalization of certain Fresh Start Reporting valuations will result in further adjustments to the goodwill balance.
     I. Elimination of accumulated deficit, accumulated other comprehensive loss and contributed capital in accordance with Fresh Start Reporting.

(3)  GOODWILL AND OTHER INTANGIBLE ASSETS

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Under this standard, goodwill and intangible assets with indefinite useful lives are no longer amortized, but shall be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset(s) might be impaired. Accordingly, the Company ceased amortization of its existing goodwill and its trademark assets on January 1, 2002.

In accordance with SFAS No. 142, the Company performed transitional impairment tests of its goodwill and trademark assets as of January 1, 2002. The Company engaged third party valuation experts to determine the fair value of its reporting units, as defined by SFAS No. 142, and determined that some of the value of its goodwill was impaired. The fair value of all reporting units used in the transitional goodwill impairment test was performed using the income approach and equaled the $500 million Reorganization Value. Based on this analysis, the Company recorded an impairment loss of $144.3 million relating to goodwill on January 1, 2002. Determinations of the fair value of the trademark assets were also performed by third party valuation experts using the income and relief from royalty approaches. The fair value determinations were made after considering a variety of indicators including the deterioration in the business climate and a change in the manner in which the impairment of an asset is evaluated under the new standard. Based on this analysis, the Company recorded an impairment loss of $57.8 million relating to trademark assets on January 1, 2002. The combined impairment loss of $202.1 million is recorded as a cumulative effect of a change in accounting principle in the accompanying Consolidated Statements of Operations.

Pursuant to Fresh Start Reporting (See Note 2), at December 31, 2002, the Company increased goodwill by $204.5 million, which represents the excess of the reorganized equity value over the fair value of the Company's assets and liabilities. Fresh Start Reporting valuations recorded in the first quarter of 2003 resulted in a subsequent reduction to goodwill of $70.8 million. The Company will test goodwill for impairment at least annually under SFAS No. 142.

As mentioned above, the Company is using, or has used, independent valuation experts were necessary to appraise the major components of the balance sheet including intangible assets. Valuations for certain trademarks, patents and customer relationships were not finalized as of the date of the financial statements for the year ended December 31, 2002 and are not reflected in those financial statements.

Fair valuation adjustments for certain patents were recorded as of January 1, 2003, and were determined using the excess income and relief from royalty approach. The Company's patents were valued at $23.0 million with an estimated remaining useful life ranging from 4 to 18 years based on the expiration of the patent under federal law.

Intangible assets with finite lives at March 30, 2003 are summarized as follows (in thousands):

                       GROSS      ACCUMULATED
                      BALANCE     AMORTIZATION   NET BALANCE
                 ---------------  ------------  -------------
     Patents     $     23,000     $     586     $     22,414

These assets are classified as other intangible assets on the Consolidated Balance Sheet and their related amortization expense is recorded as selling, general and administrative expenses in the Consolidated Statement of Operations.


(4)  SUPPLEMENTAL BALANCE SHEET DATA

Inventories at March 30, 2003 and December 31, 2002 consisted of the following:

          INVENTORIES
          (IN THOUSANDS):                   MARCH 30, 2003     DECEMBER 31, 2002
                                            --------------     -----------------
          Finished and in-process goods     $     124,835        $     117,401
          Raw materials and supplies               29,210               29,192
                                            --------------     -----------------
                                            $     154,045        $     146,593
                                            ==============     =================

During the first quarter of 2003, the Company increased its precious metals balance by $14.9 million to reflect the fair value at December 31, 2002. The Company used published market data to determine the fair value of the Company's precious metals, principally platinum and rhodium. Other assets at March 30, 2003 and December 31, 2002 consisted of the following:

           OTHER ASSETS
           (IN THOUSANDS):                 MARCH 30, 2003      DECEMBER 31, 2002
                                           --------------     -----------------
           Precious metals                  $     24,163         $     10,829
           Other assets                           19,765               18,558
                                           --------------     -----------------
                                            $     43,928         $     29,387
                                           ==============     =================

Fair valuation adjustments for property, plant and equipment were also recorded as of January 1, 2003. The fair value of the Company's property plant, and equipment was determined to be $32.9 million more than the net book value at December 31, 2002. The Company adjusted its carrying value of property, plant and equipment at January 1, 2003 as follows: $4.7 million for land, $13.2 million for buildings, and $15.0 million for machinery and equipment. The Company will depreciate these assets over their newly estimated useful lives. Property, plant and equipment at March 30, 2003 and December 31, 2002 consisted of the following:


     PROPERTY, PLANT AND EQUIPMENT
     (IN THOUSANDS):                 MARCH 30, 2003   DECEMBER 31, 2002
                                    ----------------  ------------------
     Land                           $         7,789   $            3,145
     Buildings                               28,607               15,249
     Machinery and Equipment                 93,583               71,379
                                    ----------------  ------------------
                                            129,979               89,773
     Accumulated Depreciation                (8,087)                  --
                                    ----------------  ------------------
                                    $       121,892   $           89,773
                                    ================  ==================

Other liabilities at March 30, 2003 and December 31, 2002 consisted of the following:


     OTHER CURRENT LIABILITIES
     (IN THOUSANDS):                    MARCH 30, 2003   DECEMBER 31, 2002
                                        ---------------  ------------------
     Wages and employee benefits        $        19,288  $           18,528
     Accrued advertising and promotion           14,706              17,380
     Accrued interest                             5,110               3,982
     Reorganization accruals                     34,231              64,974
     Other accrued expenses                      14,987              17,062
                                        ---------------  ------------------
                                        $        88,322  $          121,926
                                        ===============  ==================

(5)  RELATED PARTY TRANSACTIONS

SUCCESSOR COMPANY

Interest Expense and Debt Issuance Fees

Upon emergence from bankruptcy, certain owners of the Predecessor Company's debt
became principal owners of the Successor Company.   During the first quarter of
2003, the Company recorded $1.8 million in interest expense and paid $2.3 million in debt issuance fees, collectively, to these principal owners. See
Note 6 for further information on the Company's debt agreements.

PREDECESSOR COMPANY

Interest Expense

Pursuant to a Credit Agreement dated as of August 24, 2000, as amended and restated as of April 12, 2001 (and as further amended from time to time), between the Company and Borden, the Company obtained from Borden a temporary $50 million revolving credit facility (the "Borden Credit Facility"), from which $40 million was initially made available, and which was reduced in accordance with its terms on August 16, 2001 to a $25 million revolving credit facility. During the first quarter of 2002, the Company recorded $0.4 million in interest expense related to the Borden Credit Facility. The Borden Credit Facility was secured with an interest on the Predecessor Company's assets that was second in priority behind the interests securing the Amended and Restated Credit Agreement with certain bank lenders (the "Senior Credit Facility"). In accordance with the Plan, the Borden Credit Facility principal balance of $25 million was converted into 615,483 shares of New Common Stock with an aggregate value of approximately

$14.2 million, constituting approximately 10.7% of the outstanding shares of the Successor Company (excluding the impact of shares reserved for issuance pursuant to the Management Stock Plan).

The Company and/or affiliates of the Company, including entities related to KKR purchased 9 5/8% Notes previously issued by the Predecessor Company in the open market or by other means. During the three months ended March 31, 2002 there were no additional purchases of 9 5/8% Notes in open market transactions. As of March 31, 2002, affiliates had purchased an aggregate of $80.5 million of 9 5/8% Notes in open market transactions. In accordance with the Plan, the affiliate's balance on the Filing Date of $80.5 million of 9 5/8% Notes was converted into 128,193 shares of New Common Stock, which constitutes approximately 2.2% of the outstanding shares of the Successor Company (excluding shares reserved for issuance pursuant to the Management Stock Plan). In addition, during the first quarter of 2002, an affiliate of KKR acquired an additional $11.0 million of loans under the Predecessor Company's Senior Credit Facility. On the Effective Date, the affiliate's balance of $36.7 million in face amount of loans under the Predecessor Company's Senior Credit Facility was discharged in return for it's pro rata share of 1) $2.75 million, 2) 4,528,192 shares of New Common Stock, 3) $240.05 million in principal amount of Term Loans and 4) $123.15 million in principal amount of Subordinated Notes.

Preferred dividends

In conjunction with the Recapitalization, the Company issued $30.0 million in 12% cumulative junior pay-in-kind stock to CCPC Acquisition Corp ("CCPC Acquisition"). The cumulative junior preferred stock consisted of 1.2 million shares with each share having a liquidation preference of $25. The cumulative junior preferred stock provided for the payment of dividends in cash, additional shares of junior preferred stock or a combination thereof of $0.75 per share per calendar quarter, if and when declared by the Predecessor Company's board of directors. As of the March 31, 2002, the Predecessor Company had accrued but not paid $18.1million in preferred stock dividends, of which $1.4 million was accrued during the fiscal quarter ended March 31, 2002. As the dividends were expected to be settled by issuing additional shares of preferred stock, the dividends were recorded in preferred stock in the Predecessor Company balance sheets. In connection with the Plan, the preferred stock, including any accrued dividends thereon, were canceled for no consideration on the Effective Date.

In the fourth quarter of 1999, the Company issued $50.0 million in 16% cumulative junior preferred stock to Borden. The cumulative junior preferred stock consisted of two million shares with each share having a liquidation preference of $25. The cumulative junior preferred stock provided for the payment of cash dividends of $1.00 per share per quarter whether or not declared by the Company if certain financial ratios were satisfied. As of March 31, 2002, the Company had accrued but not paid $23.3 million in preferred stock dividends, of which $2.8 million was accrued during the fiscal quarter ended March 31, 2002. As the dividends were expected to be paid in cash, the dividends payable were recorded as other long-term liabilities in the Predecessor Company balance sheets. In connection with the Plan, the preferred stock, including accrued dividends thereon, were canceled for no consideration, effective as of December 31, 2002.

Services provided by Corning, Inc.

Prior to April 1, 1998, the Company operated as a wholly-owned subsidiary of Corning Incorporated ("Corning"). In connection with the recapitalization of the Company on April 1, 1998 (the "Recapitalization"), Corning and the Company entered into several agreements whereby Corning would provide certain goods and services to the Company and would share certain facilities at terms specified in the agreements. Management believes that the methodology used by Corning to charge these costs was reasonable, but may not necessarily be indicative of the costs that would have been incurred had these functions been performed by the

Company. For the quarter ended March 31, 2002 the Company incurred $0.6 million in services provided by Corning. Upon the Effective Date, all of the common stock held by Corning was canceled as part of the bankruptcy reorganization and Corning ceased to be a related party.

Management Fees

In connection with the Recapitalization, the Company and Borden entered into an agreement pursuant to which Borden provided certain management, consulting and financial services to the Company. During the first quarter of 2002, the Company incurred $0.1 million in services and accrued $0.6 million in anticipation of a $2.5 million annual Borden management fee. This agreement was canceled upon emergence from bankruptcy.

(6)  BORROWINGS

Debt outstanding as of March 30, 2003 and December 31, 2002 is as follows (in thousands):

                                             MARCH 30, 2003        DECEMBER 31, 2002
                                          ---------------------  ---------------------
                                                     DUE WITHIN              DUE WITHIN
                                          LONG-TERM   ONE YEAR   LONG-TERM   ONE YEAR
                                          ----------  ---------  ----------  ---------
Senior secured term loan, at an average
  rate of 4.9% due January 2008           $  237,649  $   2,401  $  237,649  $   2,401

12% senior subordinated notes due
  January 2010                               123,150         --     123,150         --

Revolver at an average rate of 4.5%           14,000         --          --         --

Industrial Revenue Bonds, at an average
  rate of 5.83%                                3,926        895       4,090        817
                                          ----------  ---------  ----------  ---------
Total Debt                                $  378,725  $   3,296  $  364,889  $   3,218
                                          ==========  =========  ==========  =========

In connection with the bankruptcy reorganization, the Company entered into a new
Revolving Credit Agreement (the "Revolver") with a group of lenders.   The new
facility provides for a revolving credit loan facility and letters of credit, in a combined maximum principal amount equal to the lesser of $75 million or a specified borrowing base, which is based upon eligible receivables and eligible inventory, with a maximum issuance of $25 million for letters of credit. The Revolver is secured by a first priority lien on substantially all assets of the Company and its domestic subsidiaries, as well as on the stock of most of the Company's subsidiaries (with the latter, in the case of the Company's non-U.S. subsidiaries, being limited to 65% of their capital stock) (collectively, the "Collateral"). The Company is required to reduce its direct borrowings, excluding letters of credit, on the Revolver to zero for a period of 15 consecutive days in fiscal year 2004 and for a period of 30 consecutive days in each fiscal year thereafter. The rate of interest charged is adjusted quarterly based on a pricing grid, which is a function of the ratio of the Company's total debt to Adjusted EBITDA, as defined in the loan documents. The credit facility provides the Company the option of borrowing at a spread over the base rate (as defined) for base rate loans or the Adjusted London Interbank Offered Rate (LIBOR) for Eurodollar loans. In addition, the Company pays a quarterly commitment fee of 0.50% on the average daily unused amount. As of May 12, 2003, the Company had up to $24.2 million net of letters of credit totaling $14.3 million, available under revolving credit facility subject to borrowing base restrictions that could significantly reduce the amount available to the Company. As of May 12, 2003, the Company had $24.2 million, net of letters of credit totaling $14.3 million, available under the Revolver with approximately $11.9 million available after consideration of borrowing base limits at that date.

Pursuant to the Plan, on the Effective Date, the Company entered into a senior secured term loan with certain secured lenders in the aggregate principal amount of $240.1 million (the "Term Loan") and issued Senior Secured Subordinated Notes in the aggregate principal amount of $123.2 million (the "Senior Secured

Subordinated Notes"), in partial satisfaction of its prepetition secured lenders' claims against the Predecessor Company.

Under the Term Loan, interest accrues at the Company's election at either JPMorgan Chase's prime rate plus 2.5%, the Federal Funds Effective Rate plus 3.0% or LIBOR times the Statutory Reserve Rate (as defined in the Credit Agreement) plus 3.5%. The Term Loan is secured by a second priority lien on the Collateral. The Term Loan requires quarterly principal payments of approximately $0.6 million beginning April 4, 2003 through December 31, 2007 with a remaining balloon payment of approximately $228 million due on March 31, 2008. The Company is required to prepay outstanding obligations under the Term Loan upon certain conditions or events as specified in the related loan documents.

The Revolver and Term Loan agreements contain usual and customary restrictions including, but not limited to, limitations on dividends, redemptions and repurchases of capital stock, prepayments of debt (other than the Revolver), additional indebtedness, capital expenditures, mergers, acquisitions, recapitalizations, asset sales, transactions with affiliates, changes in business and the amendment of material agreements. Additionally, the Revolver and Term Loan contain customary financial covenants relating to minimum levels of EBITDA and maximum leverage ratios and fixed charge coverage ratios. We are currently in compliance with all of the financial restrictions and financial covenants of the new Revolver.

The Senior Secured Subordinated Notes are collateralized by a third priority lien on the Collateral, and pay interest of 12%, semi-annually on each January 31 and July 31. The Senior Secured Subordinated Notes have no sinking fund requirement, and are redeemable, in whole or in part, at the option of the Company beginning January 31, 2008 by paying a redemption premium.

Pursuant to the Plan, $4.9 million in industrial revenue bonds were reinstated on the Emergence Date. Certain of these bonds with remaining principal of $0.9 million, bear interest at 3% and mature in September 2003 and September 2004. The remaining bonds having remaining principal of $4 million, bear interest at 6.25% and mature August 2005.


(7)  COMMITMENTS

Litigation

The Company is a defendant or plaintiff in various claims and lawsuits arising in the normal course of business. As a result of the bankruptcy proceedings holders of litigation claims that arose prior to May 31, 2002 retain all rights
to proceed against the Company under certain limitations of the Court.   The
Company believes, based upon information it currently possesses, and taking into account established reserves for estimated liabilities and its insurance coverage, that the ultimate outcome of these proceedings and actions is unlikely to have a material adverse effect on the Company's financial statements. It is possible, however, that some matters could be decided unfavorably to the Company and could require the Company to pay damages, or make other expenditures in amounts that cannot be estimated as of March 30, 2003.

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

It is the Company's policy to accrue for remediation costs when it is probable that such costs will be incurred and when a range of loss can be reasonably estimated. The Company has accrued approximately $0.5 million as of March 30, 2003 for probable environmental remediation and restoration liabilities. Based on currently available information and analysis, the Company believes that it is possible that costs associated with such liabilities or as yet unknown liabilities may exceed current reserves in amounts or a range of amounts that
cannot be estimated as of March 30, 2003.   There can be no assurance that
activities at these or any other facilities or future facilities may not result in additional environmental claims being asserted against the Company or additional investigations or remedial actions being required.

Letters of Credit

In the normal course of business and as collateral for performance, the Company is contingently liable under standby and import letters of credit totaling $12.1 million and $13.6 million as of March 30, 2003 and December 31, 2002, respectively. As of May 12, 2003, the Company had $24.2 million, net of letters of credit totaling $14.3 million, available under the Revolver with approximately $11.9 million available after consideration of borrowing base limits at that date.

(8)  SEGMENT INFORMATION

The Company manages its business on the basis of one reportable segment-the worldwide manufacturing and marketing of consumer kitchenware products. The Company believes its operating segments have similar economic characteristics and meet the aggregation criteria of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."


(9)  COMPREHENSIVE LOSS

For the quarters ended March 30, 2003 and March 31, 2002, total comprehensive loss was as follows (in thousands):

                                         SUCCESSOR COMPANY     PREDECESSOR COMPANY
                                         FOR QUARTER ENDED    FOR THE QUARTER ENDED
                                          MARCH 30, 2003         MARCH 31, 2002
                                        -------------------  -----------------------
     Net loss                           $          (14,538)  $             (220,159)
     Foreign currency translation gain                 508                      429
     Derivative fair value adjustment                   --                      200
                                        -------------------  -----------------------
     Comprehensive loss                 $          (14,030)  $             (219,530)
                                        ===================  =======================

                            WKI HOLDING COMPANY, INC.

ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company for the quarters ended March 30, 2003 and March 31, 2002 and related notes to the Consolidated Financial Statements included elsewhere herein.

BACKGROUND

WKI Holding Company Inc. (the "Company" or "WKI") is a leading manufacturer and marketer of consumer bakeware, dinnerware, kitchen and household tools, rangetop cookware and cutlery products. The Company has strong positions in major channels of distribution for its products in North America and has also achieved a significant presence in certain international markets, primarily Asia and Australia. In North America, the Company sells both on a wholesale basis to mass merchants, department stores, specialty retailers, and grocery chains and on a retail basis, through Company-operated factory outlet stores. Our top five customers accounted for over 39.7% of gross sales in 2002, with our largest customer being Wal-Mart. In the international market, the Company has established its presence on a wholesale basis through an international sales force coupled with localized distribution and marketing capabilities.

The market for our products is highly competitive and the housewares industry is trending toward consolidation. Competition in the marketplace is affected not only by domestic manufacturers but also by the large volume of foreign imports. A number of factors affect competition in the sale of the Company's products, including, but not limited to quality, price and merchandising parameters established by various distribution channels. Shelf space is a key factor in determining retail sales of bakeware, dinnerware and rangetop cookware products. Other important competitive factors include new product introductions, brand identification, style, design, packaging and service levels.

Seasonal variation is a factor in our business in that there is generally an increase in sales demand in the second half of the year, driven by consumer spending in the holiday shopping season. This causes the Company to adjust its purchasing schedule to ensure proper inventory levels in support of second half of the year programs.

We currently manufacture a portion of our finished goods and purchases finished goods from various vendors in Asia and Europe. Reliance on finished goods suppliers could give rise to certain risks, such as interruptions in supply and quality issues that are outside our control. In addition, significant increases in the cost of energy, transportation or principal raw materials could have an adverse effect on results of operations.

In the first quarter of 2003, fragile economic conditions and global uncertainties impacted our operations as customers responded to poor fourth quarter 2002 consumer demand by attempting to manage inventories. This economic climate, continued competitive pressure, and higher than anticipated energy costs make it very difficult to estimate our results for the rest of the year. We currently expect our results for the first half of 2003 to be below the results for the first half of 2002. If the negative trends described above continue, this may impact our second half year results as well.

REORGANIZATION

On May 31, 2002 (the "Filing Date"), the Company and its eleven U.S. subsidiaries (collectively, the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the federal bankruptcy code ("Bankruptcy Code" or "Chapter 11") in the United States Bankruptcy Court for the Northern

District of Illinois (the "Court"). The reorganization was jointly administered under the caption "In re World Kitchen, Inc., a Delaware Corporation, et al., Case No. 02-B21257." During the period from the Filing Date until January 31, 2003 (the "Effective Date"), the Debtors operated the business as debtors-in-possession under Chapter 11. The Company's non-U.S. subsidiaries did not file voluntary petitions, were not Debtors and did not reorganize.

On November 15, 2002, the Debtors filed their second amended joint plan of reorganization (the "Plan") with the Court, which was confirmed on December 23, 2002 (the "Confirmation Date"). All material conditions precedent to the Plan becoming binding were resolved on or prior to December 31, 2002, and, therefore, the Company recorded the effects of the Plan and Fresh Start Reporting as of that date. On the Effective Date, the Debtors legally emerged from their bankruptcy proceedings. At December 31, 2002, the Company recorded a $577.2 million reorganization gain reflecting the cancellation of debt pursuant to the Plan and to adjust the historical carrying value of its assets and liabilities to fair market value.

The Company's reorganization value of approximately $500 million, defined as post-emergence debt and equity ("Reorganization Value"), was determined based on an independent valuation by financial valuation experts after consideration of several factors and assumptions and by using various valuation methods including cash flow multiples, price/earnings ratios and other relevant industry information.

On or about the Effective Date, with the effects reported herein on December 31, 2002, the following principle provisions of the Plan occurred:

     1. The Company's old common and preferred stock were cancelled for no consideration. New Common Stock in the amount of 5,752,179 shares was to be issued ("New Common Stock") to certain creditors, pursuant to the Plan, as described below.

     2. The Company's senior secured debt of approximately $577.1 million was discharged in return for the payment of $27.8 million in cash and the issuance of $240.1 million of new senior secured term loans, $123.2 million of new senior subordinated notes and 4,528,196 shares (approximately 79%) of New Common Stock.

     3. The Company's $25 million revolving credit facility due to Borden Chemical, Inc. (the "Borden Credit Facility"), an affiliate of the Company's primary stockholder (Kohlberg, Kravis, Roberts & Co. L.P. ("KKR")), was converted into the right to receive 615,483 shares (approximately 11%) of New Common Stock.

     4. The Company's 9-5/8% Notes in the amount of $211.1 million were converted into the right to receive 608,500 shares (approximately 10%) of New Common Stock.

     5. The Company agreed to pay $2.9 million to settle in full the 9- Series B Senior Notes ("9- Notes") issued by EKCO Group Inc. and certain of its subsidiaries.

     6. The Company reinstated $4.9 million of pre-existing Industrial Revenue Bond claims (the "Reinstated IRB claims").

     7. The Debtors' $50 million debtor in possession financing was repaid in full and terminated, and the Company entered into a new Revolving Credit Agreement providing up to $75 million.

     8. The Company became obligated to pay approximately $20.9 million of pre-petition liabilities to its vendors and other general unsecured creditors. Under the terms of the Debtors' Plan, general unsecured creditors of the Company will be paid 8.8% of the allowable claim amount. General unsecured creditors of the Company's operating subsidiaries will be paid 60% of the allowable claim amount. These payments will be made as prescribed by the Court at various distribution dates as claims are reconciled or otherwise resolved.

     9. The new board of directors was selected in accordance with the terms of the Plan.

FRESH START REPORTING

Upon confirmation of the Plan, the Company adopted the provisions of Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("Fresh Start Reporting" or "SOP 90-7"). The Company adopted Fresh Start Reporting because holders of outstanding voting shares of the Company's capital stock immediately before the Chapter 11 filing and confirmation of the Plan received less than 50% of the common stock distributed under the Plan, and the Company's Reorganization Value was less than the Debtors' post-petition liabilities and allowed claims on a consolidated basis.

Fresh Start Reporting adjustments reflect the application of Statement of Financial Accounting Standard No. 141 "Business Combinations" ("SFAS No. 141"), which requires a reorganized entity to record its assets and liabilities at
their fair value.   The Company used its newly determined Reorganization Value to define the fair value of debt and equity at December 31, 2002. The resulting reorganized equity value of $132.3 million was allocated to individual assets and liabilities using the principles of SFAS No. 141. The difference between the reorganized equity value described above and the resulting fair value of assets and liabilities was recorded as goodwill. The Company is using and has used independent valuation experts where necessary to appraise the major components of the balance sheet including trademarks, patents, customer relationships and property, plant and equipment. Certain valuations have not yet been finalized and are subject to change during the allocation period in a manner similar to that prescribed by SFAS No. 141. The Fresh Start Reporting adjustments recorded in the first quarter of 2003 resulted in a reduction to goodwill of $70.8 million.

Fair valuation adjustments for certain patents were recorded as of January 1, 2003, and were determined using the excess income and relief from royalty approach. The Company's patents were valued at $23.0 million with an estimated remaining useful life ranging from 4 to 18 years based on the expiration of the patent under federal law.

Fair valuation adjustments for property, plant and equipment were also recorded as of January 1, 2003. The fair value of the Company's property plant, and equipment was determined to be $32.9 million more than the net book value at December 31, 2002. The Company adjusted its carrying value of property, plant and equipment at January 1, 2003 as follows: $4.7 million for land, $13.2 million for buildings, and $15.0 million for machinery and equipment. The Company will depreciate these assets over their newly estimated useful lives.

The Company used market data to determine the fair value of the Company's precious metals, principally platinum and rhodium. During the first quarter of 2003, the Company increased its precious metals balance by $14.9 million to reflect the fair value at December 31, 2002. Precious metals are classified as other assets on the Consolidated Balance Sheet.

RESULTS OF OPERATIONS
---------------------

The following commentary and tables discuss and analyze the comparative results of our operations and financial condition for the periods covered. We manage our business on the basis of one reportable segment - the worldwide manufacturing and marketing of consumer kitchenware products and believe that our operating segments have similar economic characteristics and meet the aggregation criteria of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Results for the quarters ended March 30, 2003 and March 31, 2002 were prepared using generally accepted accounting principles in the United States (GAAP).

                                            SUCCESSOR COMPANY            PREDECESSOR COMPANY
                                       ---------------------------  ---------------------------
                                        QUARTER ENDED    % OF NET    QUARTER ENDED    % OF NET
($ in thousands)                        MARCH 30, 2003     SALES     MARCH 31, 2002     SALES
                                       ----------------  ---------  ----------------  ---------
Net sales                              $       128,585      100.0%  $       153,951      100.0%
Cost of sales                                   95,247       74.1           109,487       71.1
                                       ----------------  ---------  ----------------  ---------
Gross profit                                    33,338       25.9            44,464       28.9

Selling, general and administrative
    expenses                                    37,904       29.5            43,378       28.2
Other expenses, net                                128        0.1             2,144        1.4
                                       ----------------  ---------  ----------------  ---------

Operating loss                                  (4,694)      (3.7)           (1,058)      (0.7)
Interest expense, net                            8,458        6.6            16,662       10.8
                                       ----------------  ---------  ----------------  ---------

Loss before income taxes, minority
  interest and cumulative effect of
  change in accounting principle               (13,152)     (10.3)          (17,720)     (11.5)
Income tax expense                               1,347        1.0               315        0.2
                                       ----------------  ---------  ----------------  ---------

Loss before minority interest and
  cumulative effect of change in
  accounting principle                         (14,499)     (11.3)          (18,035)     (11.7)
Minority interest in subsidiary                    (39)        --               (35)        --
                                       ----------------  ---------  ----------------  ---------

Net loss before cumulative effect of
  change in accounting principle               (14,538)     (11.3)          (18,070)     (11.7)
Cumulative effect of change in
    accounting principle                            --         --          (202,089)    (131.3)
                                       ----------------  ---------  ----------------  ---------

Net loss                               $       (14,538)    (11.3)%  $      (220,159)   (143.0)%
                                       ================  =========  ================  =========

NET SALES

Net sales for the first quarter of 2003 were $128.6 million, a decrease of $25.4 million or 16.5% from the same period in 2002. Loss of distribution and promotional programs at certain key accounts due to competitive pricing pressures, a poor economy, the discontinuance of unprofitable product lines and the closure of our unprofitable retail outlets accounted for a significant portion of the decline. Poor volumes were experienced in general throughout our product categories as key mass merchants curtailed purchasing to manage inventory levels, which were impacted by a weak fourth quarter 2002 holiday shopping season. This trend is expected to continue in the short term.

GROSS PROFIT

Gross profit for the first quarter of 2003 was $33.3 million, a decrease of $11.2 million when compared to gross profit of $44.5 million for the first quarter of 2002. As a percentage of net sales, gross profit in the first quarter of 2003 was 25.9%, a decline from 28.9% in the first quarter of 2002 largely attributable to the closure of twenty-nine unprofitable retail outlets by April 2003, as part of the bankruptcy reorganization. These stores have been turned over to a third party liquidator who is managing the closure and selling the remaining inventory at close to cost which is affecting profit margins. Absent the impact of retail outlets, gross margins would have improved slightly with better product mix in key brands and channels somewhat offset by higher manufacturing costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling general and administrative expenses (SG&A) for the first quarter of 2003 were $37.9 million compared to $43.4 million in 2002, a decrease of $5.5 million
or 12.7%.   As a percentage of net sales, SG&A expenses were 29.5% in the first quarter of 2003 as compared to 28.2% in the first quarter of 2002. The decrease in overall SG&A was driven by lower retail outlet overhead expense as a result of the retail store closures and to reduced overall department spending related to headcount reductions. These savings were partially offset by higher advertising and promotional expenses to support new product development.

In the first quarter of 2003, we recorded a severance charge of $1.7 million related to the elimination of employees at the closed retail outlets as well as other reductions in force and $0.6 million of expense related to the key employee retention program which was put in place according to the terms of the Plan. In the first quarter of 2002, SG&A included $1.5 million of professional and consulting fees related to the development of the bankruptcy reorganization strategy prior to the Filing and rationalization charges of $1.1 million related to our 2001 restructuring activities.

OTHER EXPENSE, NET

Other operating expense was $0.1 million in the first quarter of 2003 compared to $2.1 million in the same period of 2002. During the first quarter of 2003, we recorded $0.6 million in amortization expense relating to patents that were recorded on January 1, 2003 at their fair value of $23.0 million as a Fresh Start Reporting Adjustment. This expense was offset by a gain of $0.2 million for the sale of precious metals recovered from certain decommissioned
manufacturing equipment.   The expense during the first quarter of 2002 was due
to the settlement of a vendor claim.

INTEREST EXPENSE

Interest expense was $8.5 million for the quarter ended March 30, 2003 compared to $16.7 million for the quarter ended March 31, 2002. The decrease in interest expense of $8.2 million was attributable to significantly decreased debt levels, as the Predecessor Company's debt was reduced by more than $450 million upon our emergence from bankruptcy.

INCOME TAX EXPENSE

Income tax expense in the first quarter of 2003 amounted to $1.3 million compared to $0.3 million in the first quarter of 2002. After our emergence from bankruptcy, we expect to be subject to the alternative minimum tax for federal income tax purposes. As a result, we recorded $0.7 million of federal income tax expense in the first quarter of 2003. Remaining 2003 and 2002 income tax expense is primarily attributable to foreign income taxes. We provided a full valuation allowance on the income tax benefit relating to the current and prior period's pre-tax losses.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Under this standard, goodwill and intangible assets with indefinite useful lives are no longer amortized, but shall be tested for impairment annually, or more frequently if events or changes in circumstance indicate that the asset might be impaired. Accordingly, we ceased amortization of our goodwill and trademark assets on January 1, 2002.

In accordance with SFAS No. 142, we performed transitional impairment tests of our goodwill and trademark assets as of January 1, 2002. We engaged third party valuation experts to determine the fair value of our reporting units, as defined by SFAS No. 142, and determined that some of our goodwill was impaired. The fair value of all reporting units used in the transitional goodwill impairment test was performed using the income approach and equaled our $500 million Reorganization Value. Based on this analysis, we recorded an impairment loss of $144.3 million relating to goodwill on January 1, 2002. Determinations of the fair value of our trademark assets were also performed by third party valuation experts using the income and relief from royalty approaches. The fair value determinations were made after considering a variety of indicators including the deterioration in the business climate and a change in the manner in which the impairment of an asset is evaluated under the new standard. Based on this analysis, we recorded an impairment loss of $57.8 million relating to our trademark assets on January 1, 2002. The combined impairment loss of $202.1 million is recorded as a cumulative effect of a change in accounting principle in the accompanying Consolidated Statements of Operations.

NET LOSS

As a result of the factors discussed above, we had a net loss of $14.5 million compared to a net loss of $220.2 million.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

FINANCIAL CONDITION

Our capital requirements have arisen principally in connection with financing working capital needs, servicing debt obligations, funding reorganization, restructuring and rationalization costs and funding capital expenditures. During 2003 we expect to spend approximately $35.4 million for accrued severance, post bankruptcy reorganization costs, and capital projects.

In connection with the bankruptcy reorganization, we entered into a new
revolving credit agreement (the "Revolver") with a group of lenders.   The new
facility provides for a revolving credit loan facility and letters of credit, in a combined maximum principal amount equal to the lesser of $75 million or a specified borrowing base, which is based upon eligible receivables and eligible inventory, with a maximum issuance of $25 million for letters of credit. The Revolver is secured by a first priority lien on substantially all of our assets and our domestic subsidiaries, as well as on the stock of most of our subsidiaries (with the latter, in the case of our non-U.S. subsidiaries, being limited to 65% of their capital stock) (collectively, the "Collateral"). We are required to reduce our direct borrowings, excluding letters of credit, on the Revolver to zero for a period of 15 consecutive days in fiscal year 2004 and for a period of 30 consecutive days in each fiscal year thereafter. The Revolver and other loan agreements contain usual and customary restrictions including, but not limited to, limitations on dividends, redemptions and repurchases of capital stock, prepayments of debt (other than the Revolver), additional indebtedness, capital expenditures, mergers, acquisitions, recapitalizations, asset sales, transactions with affiliates, changes in business and the amendment of material agreements. Additionally, the Revolver and other loan agreements contain customary financial covenants relating to minimum levels of operating EBITDA and maximum leverage ratios and fixed charge coverage ratios (all as defined in the Revolver agreement). We are currently in compliance with all of the financial restrictions and financial covenants of the new Revolver.
Although we feel that the provisions of our loan agreements are not restrictive to normal operations, significant continuing economic pressures could impact the

Company's ability to borrow required amounts due to the borrowing base restrictions related to receivables and inventory.

In the first quarter of 2003, we paid $32.4 million of prepetition liabilities and expect to pay an additional $18.7 million throughout the remainder of the year. Negative free cash flow of $48.4 million, defined as the sum of cash flows from operating activities net of cash used in investing activities, including the payment of prepetition liabilities, was funded by a reduction in cash balances and $13.9 million in borrowings under our revolving credit facility. As of May 12, 2003, we had $24.2 million, net of letters of credit totaling $14.3 million, available under the Revolver with approximately $11.9 million available after consideration of borrowing base limits at that date.

As a result of the reorganization, we entered into an agreement with the Pension Benefit Guaranty Corporation ("PBGC"), which, among other things, requires certain additional minimum funding contributions and accelerated contributions to be made to our pension plan. Total enhanced contributions of $2 million, $2.5 million and $2.5 million are required to be paid in addition to the minimum funding requirements of the Employee Retirement Income Security Act of 1974 over the pension plan years 2003, 2005 and 2006, respectively. Additionally, the agreement requires us to provide a letter of credit in the amount of $15 million to the PBGC by January 31, 2008. We anticipate total contributions to our pension plan to be $8.7 million in 2003; no contributions were made in the first quarter.

OPERATING ACTIVITIES

In the first quarter of 2003, net cash used in operating activities was $43.1 million compared to $13.7 million of cash used in operating activities in the first quarter of 2002. Excluding the effects of bankruptcy and restructuring related charges the increase in net cash used in operating activities was $0.4 million. The increase in cash usage during the first quarter of 2003 compared to the same period in 2002 was primarily driven by payments on the Effective Date of $35.7 million relating to settlement of claims and payment of professional fees associated with the Reorganization. During the first quarter of 2002, we paid $6.7 million relating to prior year's restructuring and rationalization programs, primarily for employee severance. Although these programs were completed in 2002, cash payments will continue into 2003 largely as a result of the bankruptcy stay on pre-petition claims.

Cash flows from accounts receivable increased $2.5 million in the first quarter of 2003 compared to the same period in 2002 due to lower sales in relation to cash collections, however, days sales outstanding improved by 1.4 days to 50.9 days during the first quarter of 2003 compared to 52.3 days the same period in the prior year. The change in inventory in the first quarter of 2003 was unfavorable to the first quarter of 2002 by $12.7 million due to lower 2003 sales. Our accounts payable and accrued liabilities also declined $25.5 million as we paid $32.4 million in pre-petition liabilities to creditors, payment of which had been stayed during the bankruptcy proceedings.

INVESTING ACTIVITIES

Cash used for investing activities was $5.3 million in the first quarter of 2003 compared to $4.0 million in the first quarter of 2002. The increase is attributable to $2.2 million of additional capital expenditures in the first quarter of 2003 compared to the same period in 2002. We anticipate cash outlays of approximately $25.0 million for capital expenditures in 2003.

Investing activities in the first quarter of 2003 includes proceeds from the sale of precious metals recovered from decommissioned manufacturing equipment of $1.5 million. Also, upon emergence from bankruptcy, we were required by our lenders to establish escrow accounts totaling $1.2 million for the payment of certain prepetition liens. These escrows are recorded as restricted cash in the accompanying financial statements.

FINANCING ACTIVITIES

Net cash provided by financing activities totaled $11.6 million in the first quarter of 2003 compared to net cash used in financing activities of $3.7 million in the first quarter of 2002. We borrowed $13.9 million to fund payment of prepetition liabilities, negative working capital and capital expenditures in the first quarter of 2003. During the first quarter of 2002, we repaid $3.5 million in debt.

CRITICAL ACCOUNTING POLICIES
----------------------------

Our discussion and analysis of our financial condition and results of operations are based upon consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States. The application of these principles requires that in certain instances we make estimates and assumptions regarding future events that impact the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Predicting future events is inherently an imprecise activity and as such requires the use of judgment. On an ongoing basis, we review the basis for its estimates and will make adjustments based on historical experience, current and anticipated economic conditions, accepted actuarial valuation methodologies or other factors that we consider to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates.

We consider the following policies to be important in understanding the judgments involved in preparing our financial statements and the uncertainties that could affect our financial condition, results of operations or cash flows.

Fresh Start Reporting and Intangible Assets

Upon confirmation of the Plan, we adopted the provisions of Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("Fresh Start Reporting" or "SOP 90-7"). Fresh Start Reporting adjustments reflect the application of Statement of Financial Accounting Standard No. 141 "Business Combinations" ("SFAS No. 141"), which requires a reorganized entity to record its assets and liabilities at their fair value.
We used its newly determined Reorganization Value to define the fair value of our debt and equity at December 31, 2002. The resulting reorganized equity value of $132.3 million was allocated to individual assets and liabilities using the principles of SFAS No. 141. The difference between the reorganized equity value described above and the resulting fair value of assets and liabilities was recorded as goodwill. We are using or have used independent valuation experts where necessary to appraise the major components of the balance sheet including trademarks, patents, customer relationships and property, plant and equipment. The determination of fair value of assets and liabilities required significant estimates and judgments made by management and results may differ under different assumptions or conditions. In accordance with SFAS No. 142, we will test goodwill and other intangible assets with indefinite useful lives for impairment at least annually and test all intangible assets for impairment if events or changes in circumstances indicate that the asset(s) might be impaired.

As a consequence of the implementation of Fresh Start Reporting the financial information presented in the unaudited consolidated statement of operations and the corresponding statement of cash flows for the first fiscal quarter ended March 30, 2003 is generally not comparable to the financial results for the first fiscal quarter ended March 31, 2002. Any financial information herein labeled "Predecessor Company" refers to periods prior to the adoption of Fresh Start Reporting, while those labeled "Successor Company" refer to periods following our reorganization. The lack of comparability in the accompanying consolidated financial statements relates primarily to our capital structure (outstanding shares used in earnings per share calculations), debt related costs, and depreciation and amortization related to adjusting property, plant and equipment and other intangible assets to their fair value.

Sales returns and allowances, bad debts

The estimation of product returns and deductions for customer allowances, including rebates, incentives and other promotional payments, requires that we make estimates regarding the amount and timing of future returns and deductions. These estimates are based on historical return rates, current economic trends and changes in customer demand and product acceptance. Significant management judgment is used in establishing accruals for sales returns and other allowances in any given accounting period. In addition, we use estimates in determining the collectibility of our accounts receivable and must rely on its evaluation of historical bad debts, customer concentration, customer credit ratings, current economic trends and changes in customer payment terms to arrive at appropriate reserves. Material differences may result in the amount and timing of earnings if actual experience differs significantly from management estimates.

Excess and obsolete inventory reserves

We record inventory on a first-in, first-out basis and record adjustments to the value of this inventory in situations where it appears that we will not be able to recover the cost of the product. This lower of cost or market analysis is based on our estimate of forecasted demand by customer by product. A decrease in product demand due to changing customer tastes, consumer buying patterns or loss of shelf space to competitors could significantly impact our evaluation of our excess and obsolete inventories.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States. There are also areas in which our judgment in selecting an available accounting alternative would not produce a materially different
result.    Our accounting policies are more fully described in Note 3 of the
Company's financial statements for the year ended December 31, 2002, which were filed with the Securities and Exchange Commission on Form 8-K.

ADOPTION OF ACCOUNTING POLICIES

See Note 3 Goodwill and Other Intangible Assets to the Consolidated Financial Statements for the quarter ended March 30, 2003.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS
-----------------------------------------

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. The factors discussed below, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report, including without limitation, in "Management's Discussion and Analysis of Financial Condition and Results of Operations," in our related press releases and in oral statements made by authorized officers of the Company. When used in this report, any press release or oral statement, the words "looking forward," "estimate," "project," "anticipate," "expect," "intend," "believe," "plan" and similar expressions are intended to identify a forward-looking statement. Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond our control) that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The forward-looking statements regarding such matters are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate in the circumstances.

Whether actual results and developments will conform with the Company's expectations and predictions, however, is subject to a number of risks and uncertainties, including:

     - general economic factors, including, but not limited to, a continuance of the global economic slowdown, continuing weakness in the retail sector; and changes in interest rates, foreign currency translation rates, and consumer confidence;
     - changes in demand for our products and the highly competitive market for our products, including from foreign imports;
     - dependence on significant customers and increasing concentration in the retail industry;
     - increasing reliance on third party manufacturers, particularly in Asia;
     - changes in the operating environment in our major non-US markets, including new and different legal and regulatory requirements, export or import duties;
     - drastic and unforeseen price pressures on our products or significant cost increases that cannot be recovered through price increases or productivity improvements;
     - acceptance of product changes by the consumer and unpredictable difficulties or delays in the development of new product programs (including product line extensions and renewals);
     - cost and availability of raw materials, labor and natural and other resources;
     - technological shifts away from our technologies and core competencies;
     -    environmental issues relating to unforeseen events;
     -    availability of financing for us or certain of our customers;
     -    loss of any material intellectual property rights;
     - any difficulties in obtaining or retaining the management or other human resource competencies that we need to achieve our business objectives;

Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to or effects on us and our subsidiaries or our business or operations.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We primarily have market risk in the areas of foreign currency and floating rate debt. We invoice a significant portion of our international sales in U.S. dollars, minimizing the effect of foreign exchange gains or losses on its earnings. As a result, our foreign sales are affected by currency fluctuations versus U.S. dollar invoicing. Our costs are predominantly denominated in U.S. dollars. With respect to sales conducted in foreign currencies, increased strength of the U.S. dollar decreases our reported revenues and margins in respect of such sales to the extent we are unable or determines not to increase local selling prices.

From time to time we reduces foreign currency cash flow exposure due to exchange rate fluctuations by entering into forward foreign currency exchange contracts. The use of these contracts protects cash flows against unfavorable movements in exchange rates, to the extent of the amount under contract. As of March 30, 2003, we had no forward foreign currency exchange contracts outstanding.

We enter into interest rate swaps to lower funding costs or to alter interest rate exposures between fixed and floating rates on long-term debt. Under interest rate swaps, we agree with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed upon notional principal amount. Under the Revolver and Term Loan we are required to enter into interest rate protection agreements, the effect of which is to fix or limit the interest cost as a percentage of long term debt as agreed by the administrative agent. As of March 30, 2003, we had no such contracts outstanding.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days prior to the filing date of this quarterly report on Form 10-Q (the "Evaluation Date"). Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that the design and operation of these disclosure controls and procedures were effective. Our management, including our Chief Executive Officer and our Chief Financial Officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

(b) Changes in Internal Controls. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation date.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On May 31, 2002, the Company and eleven of our U.S. subsidiaries (collectively, the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the federal bankruptcy code in the United States Bankruptcy Court for the Northern District of Illinois. The reorganization was jointly administered under the caption "In re World Kitchen, Inc., a Delaware Corporation, et al., Case No. 02-B21257." The Plan of reorganization was confirmed by the Bankruptcy Court on December 23, 2002 and became effective January 31, 2003. During the period from May 31, 2002 until January 31, 2003, the Debtors operated the business as debtors-in-possession under Chapter 11. Our non-U.S. subsidiaries did not file voluntary petitions, were not Debtors and did not reorganize. In connection with the Plan, certain subsidiaries of the Predecessor Company were merged into other subsidiaries. The remaining Debtors continue to reconcile and, once reconciled or resolved, pay claims in the bankruptcy.

Litigation

We have been engaged in, and anticipate we will continue to be engaged in, the defense of product liability claims related to products we manufacture or sell. We maintain product liability coverage, subject to certain deductibles and maximum coverage levels that we believe is adequate and in accordance with industry standards.

In addition to product liability claims, from time to time we are a defendant in various other claims and lawsuits arising in the normal course of business. We believe, based upon information currently available, and taking into account established reserves for estimated liabilities and our insurance coverage, that the ultimate outcome of these proceedings and actions is unlikely to have a material adverse effect on our financial statements. It is possible, however, that some matters could be decided unfavorably to us and could require us to pay damages, or make other expenditures in amounts that cannot be estimated as of March 30, 2003.

Environmental Matters

Our facilities and operations are subject to certain federal, state, local and foreign laws and regulations relating to environmental protection and human health and safety, including those governing wastewater discharges, air emissions, and the use, generation, storage, treatment, transportation and disposal of hazardous and non-hazardous materials and wastes and the remediation of contamination associated with such disposal. Because of the nature of its business, we have incurred, and will continue to incur, capital and operating expenditures and other costs in complying with and resolving liabilities under such laws and regulations.

It is our policy to accrue for remediation costs when it is probable that such costs will be incurred and when a range of loss can be reasonably estimated. We have accrued approximately $0.5 million as of March 30, 2003 for probable environmental remediation and restoration liabilities. Based on currently available information and analysis, we believe that it is possible that costs associated with such liabilities or as yet unknown liabilities may exceed current reserves in amounts or a range of amounts that cannot be estimated as of
March 30, 2003.   There can be no assurance that activities at these or any
other facilities or future facilities may not result in additional environmental claims being asserted against us or additional investigations or remedial actions being required.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

As described in more detail elsewhere herein, upon the Effective Date, all outstanding shares of common stock, par value $0.01 per share ("Old Common Stock") and all outstanding shares of preferred stock ("Old Preferred Stock"),
were cancelled as part of the Plan without consideration.   Additionally, on the
Effective Date, we issued 5,752,179 shares of common stock, par value $0.01 per share ("New Common Stock") in connection with the implementation of the Plan.
Of the shares of New Common Stock issued on the Effective Date, approximately 79% were issued to our senior secured debt holders in partial satisfaction of their prepetition debt of approximately $577.1 million. Approximately 11% of the New Common Stock was issued to Borden Chemical, Inc., an affiliate of the Predecessor Company's primary stockholder (Kohlberg, Kravis, Roberts & Co. L.P.), in full satisfaction of the $25 million prepetition Borden Credit Facility. The remaining 10% of the shares of New Common Stock was issued to the holders of the Predecessor Company's 9-5/8% Notes in full satisfaction of their prepetition debt of $211.1 million under the prepetition indenture that was terminated.

The issuance of shares of New Common Stock on the Effective Date was exempt from the registration requirements of the Securities Act of 1933, as amended, and equivalent provisions of state security laws, in reliance upon Section 1145 (a) of the Bankruptcy Code. Such Section generally exempts from registration the issuance of securities if the following conditions are satisfied: (i) the securities are issued by a debtor under a plan of reorganization, (ii) the recipients of the securities hold a claim against, an interest in, or a claim for an administrative expense against the debtor and (iii) the securities are issued entirely in exchange for the recipient's claim against or interest in the debtor, or are issued principally in such exchange and partly for cash or property.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

No.       Description of Exhibit
---       ----------------------

2.1 Second Amended Joint Plan of Reorganization of World Kitchen, Inc., its Parent Corporation and its Subsidiary Debtors dated November 15, 2002 (incorporated by reference to Exhibit 99.T3F to Application for Qualification of Indenture under the Trust Indenture Act of 1939 on Form T-3 filed November 21, 2002).

*2.2 Modifications, dated December 23, 2002, to Second Amended Joint Plan of Reorganization of World Kitchen, Inc., its Parent Corporation and its Subsidiary Debtors dated November 15, 2002.

*2.3 United States Bankruptcy Court of the Northern District of Illinois Eastern Division Order, dated November 25, 2002, (A) authorizing the assumption of certain executory contracts with Corning Incorporated and (B) Approving Related Agreement relating to the assumption and modification of Exhibits 2.4 to 2.5.

*2.4 Recapitalization Agreement dates as of March 2, 1998, among Corning Consumer Products Company, Coring Incorporated, Borden, Inc. and CCPC Acquisition Corp.

*2.5 Amendment to the Recapitalization Agreement dated March 31, 1998 between the Company and Corning.

*3.1.1 Amended and Restated Certificate of Incorporation of WKI Holding Company, Inc.

*3.1.2    Amended and Restated Certificate of Incorporation of World Kitchen,
          Inc.

*3.1.3    Certificate of Formation of EKCO Group, LLC.

*3.1.4    Amended and Restated Certificate of Incorporation of EKCO Housewares,
          Inc.

*3.1.5 Amended and Restated Certificate of Incorporation of EKCO Manufacturing of Ohio, Inc.

*3.1.6    Certificate of Formation of WKI Latin America Holding, LLC.

*3.1.7    Certificate of Formation of World Kitchen (GHC), LLC.

*3.2.1    Amended and Restated Bylaws of WKI Holding Company, Inc.

*3.2.2    Amended and Restated Bylaws of World Kitchen, Inc.

*3.2.3    Limited Liability Company Agreement of EKCO Group, LLC.

*3.2.4    Amended and Restated Bylaws of EKCO Housewares, Inc.

*3.2.5    Amended and Restated Bylaws of EKCO Manufacturing of Ohio, Inc.

*3.2.6    Limited Liability Company Agreement of WKI Latin America Holding,
LLC.

*3.2.7    Limited Liability Company Agreement of World Kitchen (GHC), LLC.

*4.1 Stockholders' Agreement, dated as of January 31, 2003, by and among WKI Holding Company, Inc., the Senior Lenders, the Subordinated Lenders, the Borden Entities party thereto, the Management Members party thereto and the New Directors party thereto.

*4.2 Indenture, dated as of January 31, 2003, among WKI Holding Company, Inc., the Subsidiary Guarantors party thereto, and U.S. Bank National Association, as trustee, relating to 12% Senior Subordinated Notes due 2010.

*+10.1 Employment Agreement, dated January 28, 2003, between WKI Holding Company, Inc. and James A Sharman.

*+10.1a Amendment to Employment Agreement, dated April 16, 2003, between WKI Holding Company, Inc. and James A. Sharman.

*+10.2 Employment Agreement, dated January 30, 2003, between WKI Holding Company, Inc. and Joseph W. McGarr.

*+10.2a Amendment to Employment Agreement, dated April 16, 2003, between WKI Holding Company, Inc. and Joseph W. McGarr.

*+10.3 Employment Agreement, dated October 14, 1999, between WKI Holding Company, Inc. and Alexander Lee.

*+10.4 Modification Agreement, dated September 30, 2002, between WKI Holding Company, Inc. and Alexander Lee.

*+10.5 Amendment to Employment Agreement, dated January 29, 2003, between WKI Holding Company, Inc. and Alexander Lee.

*+10.6 Employment Agreement, dated January 28, 2003, between WKI Holding Company, Inc. and Raymond J. Kulla.

*+10.6a Amendment to Employment Agreement, dated April 16, 2003, between WKI Holding Company, Inc. and Raymond J. Kulla.

*+10.7    WKI Holding Company, Inc. Stock Option Plan

*+10.8    WKI Holding Company, Inc. Key Employee Retention Plan

*10.9 Agreement, dated as of January 30, 2003, among WKI Holding Company, Inc., BW Holdings, LLC and the Pension Benefit Guaranty Corporation.

*10.10 Release and Indemnification Agreement, dated as of January 31, 2003, among WKI Holding Company, Inc., its subsidiaries, and the KKR Entities party thereto

*10.11 Tax Matters Agreement, dated as of January 31, 2003, between WKI Holding Company, Inc. and CCPC Acquisition Corp.

*10.12 Revolving Credit Agreement, dated as of January 31, 2003, among WKI Holding Company, Inc., JPMorgan Chase Bank, as administrative agent and collateral agent, J.P. Morgan Securities Inc., as arranger, and the lenders party thereto.

*10.13 Term Loan Credit Agreement, dated as of January 31, 2003, among WKI Holding Company, Inc., JPMorgan Chase Bank, as administrative agent and collateral agent, J.P. Morgan Securities Inc., as arranger, and the lenders party thereto.

*10.14 Guarantee and Collateral Agreement, dated as of January 31, 2003, among WKI Holding Company, Inc., JPMorgan Chase Bank, as collateral agent, and the Subsidiary Parties identified therein.

10.15 Sublease, dated June 21, 2001, between Rolls-Royce North America Inc. and WKI Holding Company, Inc. (incorporated by reference to Exhibit
          10.25 to Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed on March 28, 2002).

*10.16 Sublease Modification Agreement between Rolls-Royce North America Inc. and WKI Holding Company, Inc.

*21       Subsidiaries of the Registrant.

________
+  Management contract or compensatory plan or arrangement.
*  Filed herewith.

REPORT ON FORM 8-K

WKI Holding Company Inc. filed the following report on Form 8-K:

     -    Form 8-K filed with the Securities and Exchange Commission on May 14,
          2003

--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   WKI HOLDING COMPANY, INC.
                                   -------------------------
               (Registrant)


Date:  May 14, 2003                 By:  /s/ James A. Sharman
                                         ------------------------------------
                                         James A. Sharman
                                         President and Chief Executive Officer

Date:  May 14, 2003                 By:  /s/ Joseph W. McGarr
                                       --------------------------------------
                                         Joseph W. McGarr
                                         Chief Financial Officer

--------------------------------------------------------------------------------
                                 CERTIFICATIONS

     I, James A. Sharman, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of WKI Holding Company, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 14, 2003            By:  /s/ James A. Sharman
                                    -------------------
                                    James A. Sharman
                                    President and Chief Executive Officer

I, Joseph W. McGarr, certify that:

1. I have reviewed this quarterly report on Form 10-Q of WKI Holding Company, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 14, 2003                By:  /s/ Joseph W. McGarr
                                      --------------------
                                      Joseph W. McGarr
                                      Chief Financial Officer