Form 10-Q
period 2003-06-29
WKI HOLDING CO INC
filed 2003-08-11
CIK 1063574

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 29, 2003
                                   -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to____________

                        Commission file number 022-28646

                            WKI HOLDING COMPANY, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                       16-1403318
          --------                                       ----------
 State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)


                11911 FREEDOM DRIVE, SUITE 600, RESTON, VA  20190
                -------------------------------------------------
               (Address of principal executive offices)(Zip Code)


        Registrant's telephone number, including area code:  703-456-4700


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

Number of shares of $0.01 par value common stock outstanding as of August 8, 2003: 5,752,184 shares

                            WKI HOLDING COMPANY, INC.

                                      INDEX

                                                                          Page
PART I.     FINANCIAL INFORMATION

  Item 1.   Consolidated Financial Statements:

              Unaudited Consolidated Statements of Operations for the
                quarter and six months ended June 29, 2003 (Successor Company) and for the quarter and six months ended June
                30, 2002 (Predecessor Company)                              3

              Consolidated Balance Sheets at June 29, 2003 (unaudited) and
                December 31, 2002                                           4

              Unaudited Consolidated Statements of Cash Flows for the
                quarter and six months ended June 29, 2003 (Successor Company) and for the quarter and six months ended June
                30, 2002 (Predecessor Company)                              5

              Notes to Consolidated Financial Statements                    7

  Item 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        19

  Item 3.     Quantitative and Qualitative Disclosures About Market Risk   30

  Item 4.     Controls and Procedures                                      30

PART II.      OTHER INFORMATION

  Item 1.     Legal Proceedings                                            31

  Item 2.     Changes in Securities and Use of Proceeds                    32

  Item 3.     Defaults Upon Senior Securities                              32

  Item 4.     Submission of Matters to a Vote of Security Holders          32

  Item 5.     Other Information                                            32

  Item 6.     Exhibits and Reports on Form 8-K                             32

Signatures                                                                 34

Certifications                                                             35

                         PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                             WKI HOLDING COMPANY, INC.
                                 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (In thousands, except share and per share amounts)


                                                                 |   PREDECESSOR                    |   PREDECESSOR
                                                    SUCCESSOR    |     COMPANY         SUCCESSOR    |     COMPANY
                                                     COMPANY     |     FOR THE          COMPANY     |   FOR THE SIX
                                                     FOR THE     |  QUARTER ENDED     FOR THE SIX   |  MONTHS ENDED
                                                  QUARTER ENDED  |  JUNE 30, 2002    MONTHS ENDED   |  JUNE 30, 2002
                                                  JUNE 29, 2003  |  (AS RESTATED)    JUNE 29, 2003  |  (AS RESTATED)
                                                 --------------- | ---------------  --------------- | ---------------
Net sales                                        $      123,092  | $      146,918   $      251,677  | $      300,869
Cost of sales                                            97,044  |        110,409          192,291  |        219,896
                                                 --------------- | ---------------  --------------- | ---------------
Gross profit                                             26,048  |         36,509           59,386  |         80,973
                                                                 |                                  |
Selling, general and administrative expenses             30,657  |         45,069           68,561  |         88,447
Other expense, net                                        1,280  |            325            1,408  |          2,469
                                                 --------------- | ---------------  --------------- | ---------------
                                                                 |                                  |
Operating loss                                           (5,889) |         (8,885)         (10,583) |         (9,943)
Interest expense, net                                     7,290  |         13,693           15,748  |         30,355
                                                 --------------- | ---------------  --------------- | ---------------
                                                                 |                                  |
Loss before reorganization items, income taxes,                  |                                  |
  minority interest and cumulative effect of                     |                                  |
  change in accounting principle                        (13,179) |        (22,578)         (26,331) |        (40,298)
Reorganization items, net                                    --  |         14,285               --  |         14,285
                                                 --------------- | ---------------  --------------- | ---------------
                                                                 |                                  |
Loss before income taxes, minority interest and                  |                                  |
  cumulative effect of change in accounting                      |                                  |
  principle                                             (13,179) |        (36,863)         (26,331) |        (54,583)
Income tax expense                                          987  |            119            2,334  |            434
                                                 --------------- | ---------------  --------------- | ---------------
                                                                 |                                  |
Loss before minority interest and cumulative                     |                                  |
  effect of change in accounting principle              (14,166) |        (36,982)         (28,665) |        (55,017)
Minority interest in earnings of subsidiary                 (38) |            (30)             (77) |            (65)
                                                 --------------- | ---------------  --------------- | ---------------
                                                                 |                                  |
Net loss before cumulative effect of change                      |                                  |
  in accounting principle                               (14,204) |        (37,012)         (28,742) |        (55,082)
Cumulative effect of change in accounting                        |                                  |
  principle                                                  --  |             --               --  |       (202,089)
                                                 --------------- | ---------------  --------------- | ---------------
                                                                 |                                  |
Net loss                                                (14,204) |        (37,012)         (28,742) |       (257,171)
Preferred stock dividends                                    --  |          2,919               --  |          7,142
                                                 --------------- | ---------------  --------------- | ---------------
                                                                 |                                  |
Net loss applicable to common stock              $      (14,204) | $      (39,931)  $      (28,742) | $     (264,313)
                                                 =============== | ===============  =============== | ===============
                                                                 |                                  |
Basic and diluted loss before cumulative                         |                                  |
  effect of change in accounting principle                       |                                  |
  per common share                               $        (2.47) | $        (0.58)  $        (5.00) | $        (0.90)
                                                 =============== | ===============  =============== | ===============
Basic and diluted loss per common share          $        (2.47) | $        (0.58)  $        (5.00) | $        (3.84)
                                                 =============== | ===============  =============== | ===============
                                                                 |                                  |
Weighted average number of common                                |                                  |
  shares outstanding during the period                5,752,184  |     68,910,716        5,752,184  |     68,910,716
                                                 =============== | ===============  =============== | ===============

        The accompanying notes are an integral part of these statements.

                                 WKI HOLDING COMPANY, INC.
                                CONSOLIDATED BALANCE SHEETS
                           (In thousands, except per share data)


                                                          (UNAUDITED)
                                                         JUNE 29, 2003   DECEMBER 31, 2002
                                                       ---------------  ------------------
ASSETS
Current Assets
  Cash and cash equivalents                            $        1,944   $           40,117
  Accounts receivable (less allowances of $9,444 and
    $10,932 in 2003 and 2002, respectively)                    66,077               76,198
  Inventories, net                                            145,712              146,593
  Prepaid expenses and other current assets                    15,640               15,578
                                                       ---------------  ------------------
    Total current assets                                      229,373              278,486

Other assets                                                   38,954               29,387
Property, plant and equipment, net                            116,523               89,773
Other intangible assets, net                                  116,795               84,600
Goodwill                                                      182,095              260,527
                                                       ---------------  ------------------
TOTAL ASSETS                                           $      683,740   $          742,773
                                                       ===============  ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                     $       22,259   $           35,844
  Current portion of long-term debt                             2,692                3,218
  Other current liabilities                                    84,551              121,926
                                                       ---------------  ------------------
    Total current liabilities                                 109,502              160,988

Long-term debt                                                381,290              364,889
Pension and post-employment benefit obligations                82,255               81,370
Other long-term liabilities                                     1,962                1,737
                                                       ---------------  ------------------
    Total liabilities                                         575,009              608,984
                                                       ---------------  ------------------

Minority interest in subsidiary                                 1,566                1,488
                                                       ---------------  ------------------

STOCKHOLDERS' EQUITY
Common stock - $0.01 par value; 15,000,000 shares
  authorized; 5,752,184 shares issued and outstanding              58                   58
Additional paid-in capital                                    132,243              132,243
Accumulated deficit                                           (28,742)                  --
Accumulated other comprehensive gain                            3,606                   --
                                                       ---------------  ------------------
    Total stockholders' equity                                107,165              132,301
                                                       ---------------  ------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $      683,740   $          742,773
                                                       ===============  ==================

        The accompanying notes are an integral part of these statements.

                                           WKI HOLDING COMPANY, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                (In thousands)


                                                                                       |     PREDECESSOR
                                                                       SUCCESSOR       |       COMPANY
                                                                        COMPANY        |  FOR THE SIX MONTHS
                                                                   FOR THE SIX MONTHS  |        ENDED
                                                                         ENDED         |    JUNE 30, 2002
                                                                     JUNE 29, 2003     |    (AS RESTATED)
                                                                  -------------------- | --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                  |
  Net loss                                                        $           (28,742) | $          (257,171)
  Adjustments to reconcile net loss to net cash used in                                |
  operating activities:                                                                |
    Depreciation and amortization                                              18,080  |              18,110
    Amortization of deferred financing fees                                       228  |               1,845
    Noncash reorganization items                                                   --  |              14,076
    Impairment loss on intangible assets                                           --  |             202,089
    Provision for rationalization charges                                          --  |               1,935
    Cash paid for rationalization charges                                          --  |              (4,125)
    Cash paid for restructuring charges                                            --  |              (9,972)
    Other                                                                        (895) |                 906
  Changes in operating assets and liabilities:                                         |
    Accounts receivable                                                         9,189  |              18,784
    Inventories                                                                 3,259  |               6,400
    Prepaid expenses and other current assets                                      29  |              (3,049)
    Accounts payable and other current liabilities                            (48,796) |              (6,498)
    Provision for post-retirement benefits, net of cash paid                      679  |               1,788
    Other assets and liabilities                                                1,308  |                (356)
                                                                  -------------------- | --------------------
      NET CASH USED IN OPERATING ACTIVITIES                                   (45,661) |             (15,238)
                                                                  -------------------- | --------------------
                                                                                       |
CASH FLOWS FROM INVESTING ACTIVITIES:                                                  |
    Capital expenditures                                                      (11,790) |              (8,198)
    Net proceeds from sale of assets                                            6,304  |                  --
    Increase in restricted cash                                                  (556) |              (1,159)
                                                                  -------------------- | --------------------
      NET CASH USED IN INVESTING ACTIVITIES                                    (6,042) |              (9,357)
                                                                  -------------------- | --------------------
                                                                                       |
CASH FLOWS FROM FINANCING ACTIVITIES:                                                  |
    Borrowings on Successor revolving credit facility                          17,000  |                  --
    Repayment of Predecessor revolving credit facility                             --  |              (6,900)
    Repayment of long-term debt, other than revolving                                  |
      credit facility                                                          (1,125) |                (157)
    Payment of deferred financing fees                                         (2,345) |              (1,525)
                                                                  -------------------- | --------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                            13,530  |              (8,582)
                                                                  -------------------- | --------------------
                                                                                       |
Decrease in cash and cash equivalents                                         (38,173) |             (33,177)
Cash and cash equivalents - beginning of period                                40,117  |              66,805
                                                                  -------------------- | --------------------
                                                                                       |
CASH AND CASH EQUIVALENTS - END OF PERIOD                         $             1,944  | $            33,628
                                                                  ==================== | ====================

        The accompanying notes are an integral part of these statements.

                             WKI HOLDING COMPANY, INC.
          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
                                  (In thousands)


                                     SUCCESSOR    |  PREDECESSOR
                                      COMPANY     |    COMPANY
                                    FOR THE SIX   |  FOR THE SIX
                                    MONTHS ENDED  |  MONTHS ENDED
                                   JUNE 29, 2003  | JUNE 30, 2002
                                   -------------- | ---------------
SUPPLEMENTAL DATA:                                |
                                                  |
Cash paid during the period for:                  |
--------------------------------                  |
                                                  |
    Interest                       $        9,800 | $       23,539
    Income taxes, net of refunds            1,759 |          1,448
                                                  |
Non-cash activity:                                |
------------------                                |
                                                  |
    Preferred stock dividends      $           -- | $        7,142



        The accompanying notes are an integral part of these statements.
                                        6

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

The market for the Company's products is highly competitive and the housewares industry is trending towards consolidation. Competition in the marketplace is affected not only by domestic manufacturers but also by the large volume of foreign imports. A number of factors affect competition in the sale of the Company's products, including, but not limited to, quality, price and merchandising parameters established by various distribution channels. Shelf space is a key factor in determining retail sales of bakeware, dinnerware and rangetop cookware products. Other important competitive factors include new product introductions, brand identification, style, design, packaging and service levels.

Seasonal variation is a factor in the Company's business in that there is generally an increase in sales demand in the second half of the year, driven by consumer spending in the holiday shopping season. This causes the Company to adjust its purchasing schedule to ensure proper inventory levels in support of second half of the year programs.

The Company currently manufactures a portion of its finished goods and also
purchases finished goods from various vendors in Asia and Europe.   Reliance on
finished goods suppliers could give rise to certain risks, such as interruptions in supply and quality issues that are outside the Company's control. In addition, significant increases in the cost of energy, transportation or principal raw materials could have an adverse effect on results of operations.

The Company's first, second and third fiscal quarters end on the Sunday nearest to the end of the calendar quarter and the fourth quarter ends on December 31. The Company's second fiscal quarter in fiscal 2003 and fiscal 2002 ended on June 29, 2003 and June 30, 2002, respectively. The unaudited consolidated financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair statement of the results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. The consolidated financial statements are unaudited and should be read in conjunction with the Company's financial statements for the year ended December 31, 2002, which were filed on Form 8-K on May 14, 2003. Certain 2002 amounts have been reclassified to conform to the 2003 presentation.

As a consequence of the implementation of Fresh Start Reporting (See Note 2) effective December 31, 2002, the financial information presented in the unaudited consolidated statement of operations and the corresponding statement of cash flows for the six months ended June 29, 2003 is generally not comparable to the financial results for the six months ended June 30, 2002. Any financial information herein labeled "Predecessor Company" refers to periods prior to the adoption of Fresh Start Reporting, while those labeled "Successor Company" refer to periods following the Company's reorganization. The lack of comparability in the accompanying unaudited consolidated financial statements relates primarily to the Company's capital structure (outstanding shares used in earnings per share calculations), debt related costs, and depreciation and amortization related to adjusting property, plant and equipment and other intangible assets and liabilities to their fair value.


(2)  BANKRUPTCY  REORGANIZATION  AND  FRESH  START  REPORTING

REORGANIZATION

On May 31, 2002 (the "Filing Date"), the Company and its U.S. subsidiaries (collectively, the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the federal bankruptcy code ("Bankruptcy Code" or "Chapter 11") in the United States Bankruptcy Court for the Northern District of Illinois (the "Court"). The reorganization was jointly administered under the caption "In re World Kitchen, Inc., a Delaware Corporation, et al., Case No. 02-B21257."
During the period from the Filing Date until January 31, 2003 (the "Effective Date"), the Debtors operated the business as debtors-in-possession under Chapter
11. The Company's non-U.S. subsidiaries did not file voluntary petitions, were not Debtors and did not reorganize.

On November 15, 2002, the Debtors filed their second amended joint plan of reorganization (the "Plan") with the Court, which was confirmed on December 23, 2002 (the "Confirmation Date"). All material conditions precedent to the Plan becoming binding were resolved, for accounting purposes, on or prior to December 31, 2002, and, therefore, the Company recorded the effects of the Plan and Fresh Start Reporting as of that date. On the Effective Date, the Debtors legally emerged from their bankruptcy proceedings. At December 31, 2002, the Company recorded a $577.2 million reorganization gain reflecting the cancellation of debt pursuant to the Plan and to adjust the historical carrying value of its assets and liabilities to fair market value.

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

On or about the Effective Date, with the effects reported herein on December 31, 2002, the following principal provisions of the Plan occurred:

     1. The Company's old common and preferred stock were cancelled for no consideration. New Common Stock in the amount of 5,752,184 shares was to be issued ("New Common Stock") to certain creditors, pursuant to the Plan, as described below.

     2. The Company's senior secured debt of approximately $577.1 million was discharged in return for the payment of $27.8 million in cash and the issuance of $240.1 million of new senior secured term loans, $123.2 million of new senior subordinated secured notes ("Senior Subordinated Notes") and the right to receive 4,528,196 shares (approximately 79%) of New Common Stock.

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

     5. The Company agreed to pay $2.9 million to settle in full the 9-1/4% Series B Senior Notes ("9-1/4 Notes") issued by EKCO Group Inc. and certain of its subsidiaries.

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

FRESH START REPORTING

Upon confirmation of the Plan, the Company adopted the provisions of Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("Fresh Start Reporting"). The Company adopted Fresh Start Reporting because holders of outstanding voting shares of the Company's capital stock immediately before the Chapter 11 filing and confirmation of the Plan received less than 50% of the common stock distributed under the Plan, and the Company's Reorganization Value was less than the Debtors' post-petition liabilities and allowed claims on a consolidated basis.

Fresh Start Reporting adjustments reflect the application of Statement of Financial Accounting Standard No. 141 "Business Combinations" ("SFAS No. 141"), which requires a reorganized entity to record its assets and liabilities at
their fair value.   The Company used its newly determined Reorganization Value to define the fair value of debt and equity at December 31, 2002. The resulting reorganized equity value of $132.3 million was allocated to individual assets and liabilities using the principles of SFAS No. 141. The difference between the reorganized equity value described above and the resulting fair value of assets and liabilities was recorded as goodwill. The Company has used independent valuation experts where necessary to estimate the fair value of major components of the balance sheet including trademarks, patents, customer relationships and property, plant and equipment. The Fresh Start Reporting adjustments recorded in the first half of 2003 resulted in an additional reduction to goodwill of $78.7 million.

Fair valuation adjustments for certain trademarks and exclusive beneficial license and distribution agreements were recorded as of January 1, 2003, and were determined using the excess income and relief from royalty approaches. The Company's trademarks and exclusive beneficial license and distribution agreements were valued at $71.3 million, resulting in a reduction of $13.1 million to the carrying value at January 1, 2003.

The Company's trademarks are recognizable household names and exclusive licenses are renewable solely at the discretion of the Company; as such, they were determined to have indefinite lives and are not amortized, but will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset(s) might be impaired. An exclusive distribution agreement valued at $7.1 million was determined to have a definite life based on the term of the governing contract and is amortized over the remaining estimated useful life of 8.7 years.

Fair valuation adjustments for certain customer relationships were recorded as of January 1, 2003, and were determined using the excess income approach for significant customers within our mass merchandising distribution channels and the cost approach for certain other distribution channels. The Company's customer relationships were valued at $24.8 million. Significant customers within our mass merchandising distribution channels will be amortized over their estimated remaining useful lives of 10 years and certain other distribution channels will be amortized over their estimated useful lives of 9 years using the double declining balance method.

Fair valuation adjustments for certain patents were recorded as of January 1, 2003, and were determined using the excess income and relief from royalty approaches. The Company's patents were valued at $23.0 million with estimated remaining useful lives ranging from 4 to 18 years based on the expiration of the patent under federal law.

Fair valuation adjustments for property, plant and equipment were also recorded as of January 1, 2003. The fair value of the Company's property, plant, and equipment was determined to be $29.2 million more than the net book value at December 31, 2002. The Company adjusted its carrying value of property, plant and equipment as of January 1, 2003 as follows: $4.6 million for land, $12.6 million for buildings, and $12.0 million for machinery and equipment. The Company will depreciate these assets over their newly estimated useful lives.

The Company used market data to determine the fair value of the Company's precious metals, principally platinum and rhodium. During the first quarter of 2003, the Company increased its precious metals balance by $14.9 million to reflect the fair value at December 31, 2002. Precious metals are classified as other assets on the Consolidated Balance Sheet.

The effect of the Plan and implementation of Fresh Start Reporting on the consolidated balance sheet was as follows:

                                       Predecessor                                                                 Successor
                                        Company                                     Fresh Start Reporting           Company
                                      --------------                          ----------------------------------  -----------
                                                                                  As of             Additional
                                       December 31,    Reorganization          December 31,         Adjustments   January 1,
                                           2002         Adjustments                2002                 (A)          2003
                                      --------------  ----------------        --------------       -------------  -----------
ASSETS
Current Assets
  Cash and cash equivalents           $      40,117   $            --         $          --        $         --   $    40,117
  Accounts receivable, net                   76,198                --                    --                  --        76,198
  Inventories, net                          146,593                --                    --                  --       146,593
  Prepaid expenses and other current
  assets                                     15,578                --                    --                  --        15,578
                                      --------------  ----------------        --------------       -------------  -----------
    Total current assets                    278,486                --                    --                  --       278,486

Other assets                                 35,038                --                (5,651)  G          14,902        44,289
Property, plant and equipment, net           89,773                --                    --              29,334       119,107
Other intangible assets, net                 84,600                --                    --              34,196       118,796
Goodwill                                     55,985                --               204,542   H         (78,432)      182,095
                                      --------------  ----------------        --------------       -------------  -----------
TOTAL ASSETS                          $     543,882   $            --         $     198,891        $         --   $   742,773
                                      ==============  ================        ==============       =============  ===========

LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)
Current Liabilities
  Accounts payable                    $      47,281   $            --         $          --        $         --   $    47,281
  Current portion of long-term debt               -             3,218   C                --                  --         3,218
                                                                        B,
  Other current liabilities                  56,400            54,089   C, D             --                  --       110,489
                                      --------------  ----------------        --------------       -------------  -----------

     Total current liabilities              103,681            57,307                    --                  --       160,988

Liabilities subject to compromise           887,340          (887,340)  E                --                  --            --
Long-term debt                                   --           364,889   C                --                  --       364,889
Pension and post-employment benefit
  obligations                                77,737                --                 3,633   G              --        81,370
Other long-term liabilities                   1,737                --                    --                  --         1,737
                                      --------------  ----------------        --------------       -------------  -----------

     Total liabilities                    1,070,495          (465,144)                3,633                  --       608,984

Minority interest in subsidiary               1,488                --                    --                  --         1,488

Stockholders' Equity (Deficit)
    Old Preferred stock                      98,142           (98,142)  F                --                  --            --
    Old Common stock                            696              (696)  F                --                  --            --
    New Common stock                             --                58   C                --                  --            58
    Common stock held in treasury            (2,155)            2,155   F                --                  --            --
    Contributed capital                     607,783                --              (607,783)  I              --            --
    Additional paid-in capital                   --           132,243   C                --                  --       132,243
    Accumulated deficit                  (1,201,287)          429,526   E           771,761   I              --            --
    Accumulated other comprehensive
    loss                                    (31,280)               --                31,280   I              --            --
                                      --------------  ----------------        --------------       -------------  -----------
Total stockholders' equity (deficit)       (528,101)          465,144               195,258                  --       132,301
                                      --------------  ----------------        --------------       -------------  -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)                    $     543,882   $            --         $     198,891        $         --   $   742,773
                                      ==============  ================        ==============       =============  ===========

     A. As of December 31, 2002, the Company was still in the process of evaluating the fair value of certain assets for allocation of the reorganization value. Additional adjustments were recorded as of January 1, 2003.

     B. Estimated payables at December 31, 2002 associated with the effects of the Plan were $53.5 million. Of this amount, $27.2 million was paid on the Effective Date.

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


            Gain on discharge of prepetition liabilities:
                Bank Loan Claims                                 $  82,002
                Borden Claim                                        12,044
                9-5/8% Notes                                       197,080
                Unsecured Claims                                    14,082
                Elimination of Old Stock                           122,951
                Surrender of Hamilton, Ohio property in
                  satisfaction of certain IRB Claims                 1,367
                                                                 ---------
            Gain on discharge of prepetition liabilities         $ 429,526
                                                                 =========

     F. Old WKI Common Stock and Old WKI Preferred Stock and accrued but unpaid dividends and any related interest were cancelled on the Effective Date for no consideration.

     G. Fair value adjustments as of December 31, 2002, in accordance with Fresh Start Reporting.

     H. Excess reorganization value over the fair value of the Company's assets and liabilities.

     I. Elimination of accumulated deficit, accumulated other comprehensive loss and contributed capital in accordance with Fresh Start Reporting.


(3)  GOODWILL  AND  OTHER  INTANGIBLE  ASSETS

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Under this standard, goodwill and intangible assets with indefinite useful lives are no longer amortized, but are to be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset(s) might be impaired. Accordingly, the Company ceased amortization of its existing goodwill and its trademark assets on January 1, 2002.

In accordance with SFAS No. 142, the Company performed transitional impairment tests of its goodwill and trademark assets as of January 1, 2002. The Company engaged third party valuation experts to determine the fair value of its reporting units, as defined by SFAS No. 142, and determined that some of the value of its goodwill was impaired. The fair value of all reporting units used in the transitional goodwill impairment test was performed using the income approach and equaled the $500 million Reorganization Value. Based on this analysis, the Company recorded an impairment loss of $144.3 million relating to goodwill as of January 1, 2002. Determinations of the fair value of the trademark assets were also performed by third party valuation experts using the income and relief from royalty approaches. The fair value determinations were made after considering a variety of indicators including the deterioration in the business climate and a change in the manner in which the impairment of an asset is evaluated under the new standard. Based on this analysis, the Company recorded an impairment loss of $57.8 million relating to trademark assets as of January 1, 2002. The combined impairment loss of $202.1 million is recorded as a cumulative effect of a change in accounting principle in the accompanying Consolidated Statements of Operations.

At December 31, 2002, pursuant to Fresh Start Reporting, the Company increased goodwill by $204.5 million, which represents the excess of the reorganized equity value over the fair value of the Company's assets and liabilities. Subsequent Fresh Start Reporting valuations allocated $78.7 million of goodwill
to other assets and liabilities (see Note 2).   The Company will test remaining
goodwill of $182.1 million and indefinite-lived trademarks and exclusive licenses of $64.2 million for impairment at least annually in accordance with SFAS No. 142.

Intangible assets with finite lives at June 29, 2003 are summarized as follows (in thousands):

                         GROSS     ACCUMULATED
                        BALANCE   AMORTIZATION   NET BALANCE
                        --------  -------------  ------------
Patents                 $ 23,000  $       1,170  $     21,830
Customer Relationships    24,750          1,089        23,661
Distribution Agreement     7,100            210         6,890

These assets are classified as other intangible assets on the Consolidated Balance Sheet and their related amortization expense is recorded as other expenses in the Consolidated Statement of Operations.


(4)  SUPPLEMENTAL  BALANCE  SHEET  DATA

Inventories at June 29, 2003 and December 31, 2002 consisted of the following:

INVENTORIES
(IN THOUSANDS):                JUNE 29, 2003   DECEMBER 31, 2002
                               --------------  ------------------
Finished and in-process goods  $      119,060  $          117,401
Raw materials and supplies             26,652              29,192
                               --------------  ------------------
                               $      145,712  $          146,593
                               ==============  ==================


The Company increased the value of its precious metals by $14.9 million to reflect the fair value at December 31, 2002. The Company used published market data to determine the fair value of the Company's precious metals, principally platinum and rhodium. Other assets at June 29, 2003 and December 31, 2002 consisted of the following:

OTHER ASSETS
(IN THOUSANDS):  JUNE 29, 2003   DECEMBER 31, 2002
                 --------------  ------------------
Precious metals  $       20,656  $           10,829
Other assets             18,298              18,558
                 --------------  ------------------
                 $       38,954  $           29,387
                 ==============  ==================

Fair valuation adjustments for property, plant and equipment were also recorded as of January 1, 2003. The fair value of the Company's property plant, and equipment was determined to be $29.2 million more than the net book value at December 31, 2002. The Company adjusted its carrying value of property, plant and equipment as of January 1, 2003 as follows: $4.6 million for land, $12.6 million for buildings, and $12.0 million for machinery and equipment. The Company will depreciate these assets over their newly estimated useful lives. Property, plant and equipment at June 29, 2003 and December 31, 2002 consisted of the following:

PROPERTY, PLANT AND EQUIPMENT
(IN THOUSANDS):                JUNE 29, 2003   DECEMBER 31, 2002
                               --------------  ------------------
Land                           $        7,661  $            3,145
Buildings                              27,551              15,249
Machinery and Equipment                91,972              71,379
                               --------------  ------------------
                                      127,184              89,773
Accumulated Depreciation               10,661                  --
                               --------------  ------------------
                               $      116,523  $           89,773
                               ==============  ==================

Other liabilities at June 29, 2003 and December 31, 2002 consisted of the following:

OTHER CURRENT LIABILITIES
(IN THOUSANDS):                    JUNE 29, 2003   DECEMBER 31, 2002
                                   --------------  ------------------
Wages and employee benefits        $       17,582  $           16,820
Accrued advertising and promotion          18,118              17,380
Accrued interest                            9,680               3,982
Reorganization accruals                    18,787              64,974
Other accrued expenses                     20,384              18,770
                                   --------------  ------------------
                                   $       84,551  $          121,926
                                   ==============  ==================


(5)  RELATED  PARTY  TRANSACTIONS

SUCCESSOR COMPANY

Interest Expense and Debt Issuance Fees

Upon emergence from bankruptcy, certain creditors of the Predecessor Company
became principal owners of the Successor Company.   During the six months ended
June 29 2003, the Company recorded $4.0 million in interest expense and paid $1.0 million in debt issuance fees, collectively, to these principal owners. See Note 6 for further information on the Company's debt agreements.

PREDECESSOR COMPANY

Interest Expense

Pursuant to a Credit Agreement dated as of August 24, 2000, as amended and restated as of April 12, 2001 (and as further amended from time to time thereafter), between the Predecessor Company and Borden, the Predecessor Company obtained from Borden a temporary $50 million revolving credit facility (the "Borden Credit Facility"), from which $40 million was initially made available, and which was reduced, in accordance with its terms, on August 16, 2001 to a $25 million revolving credit facility. During the six months ended June 30, 2002, the Predecessor Company recorded $0.8 million in interest expense related to the Borden Credit Facility and paid $0.7 million through the Filing Date. Interest expense related to the Borden Credit Facility was accrued during the Chapter 11 process and $1.3 million was paid in full on the Effective Date. The Borden Credit Facility was secured with an interest on the Predecessor Company's assets that was second in priority behind the interests securing the Amended and Restated Credit Agreement with certain bank lenders (the "Predecessor Senior Credit Facility"). In accordance with the Plan, the Borden Credit Facility principal balance of $25 million was converted into 615,483 shares of New Common Stock with an aggregate value of approximately $14.2 million, constituting approximately 10.7% of the outstanding shares of the Successor Company

(excluding the impact of shares reserved for issuance pursuant to the Management Stock Plan).

An affiliate of the Predecessor Company and KKR purchased 9 5/8% Notes previously issued by the Predecessor Company in the open market or by other means. As of June 30, 2002, affiliates had purchased an aggregate of $80.5 million of 9 5/8% Notes in open market transactions. In accordance with the Plan, the affiliates' balance on the Filing Date of $80.5 million of 9 5/8% Notes was converted into 128,193 shares of New Common Stock, which constitutes approximately 2.2% of the outstanding shares of the Successor Company (excluding shares reserved for issuance pursuant to the Management Stock Plan). On the Effective Date, the affiliates' balance of $36.7 million in face amount of loans under the Predecessor Company's Senior Credit Facility was discharged in return for it's pro rata share of 1) $2.75 million, 2) 4,528,192 shares of New Common Stock, 3) $240.05 million in principal amount of Term Loans and 4) $123.15 million in principal amount of Senior Subordinated Notes.

Preferred dividends

Prior to April 1, 1998, the Predecessor Company operated as a wholly-owned subsidiary of Corning Incorporated ("Corning"). In connection with the recapitalization of the Predecessor Company on April 1, 1998 (the "Recapitalization"), the Predecessor Company issued $30.0 million in 12% cumulative junior pay-in-kind stock to CCPC Acquisition Corp ("CCPC Acquisition"). The cumulative junior preferred stock consisted of 1.2 million shares with each share having a liquidation preference of $25. The cumulative junior preferred stock provided for the payment of dividends in cash, additional shares of junior preferred stock or a combination thereof of $0.75 per share per calendar quarter, if and when declared by the Predecessor Company's board of directors. The Predecessor Company stopped accruing dividends on the Filing Date and as of that date had accrued but not paid $19.1 million in preferred stock dividends, of which $2.4 million was expensed during the six months ended June 30, 2002. As the dividends were expected to be settled by issuing additional shares of preferred stock, the dividends were recorded in preferred stock in the Predecessor Company balance sheets. In connection with the Plan, the preferred stock, including any accrued dividends thereon, was canceled for no consideration on the Effective Date.

In the fourth quarter of 1999, the Predecessor Company issued $50.0 million in 16% cumulative junior preferred stock to Borden. The cumulative junior preferred stock consisted of two million shares with each share having a liquidation preference of $25. The cumulative junior preferred stock provided for the payment of cash dividends of $1.00 per share per quarter whether or not declared by the Predecessor Company if certain financial ratios were satisfied. The Predecessor Company stopped accruing dividends on the Filing Date and as of that date had accrued but not paid $25.3 million in preferred stock dividends, of which $4.8 million was expensed during the six months ended June 30, 2002. As the dividends were expected to be paid in cash, the dividends payable were recorded as other long-term liabilities in the Predecessor Company balance sheets. In connection with the Plan, the preferred stock, including accrued dividends thereon, were canceled for no consideration on the Effective Date.

Services provided by Corning, Inc.

In connection with the Recapitalization, Corning and the Predecessor Company entered into several agreements whereby Corning would provide certain goods and services to the Company and would share certain facilities at terms specified in the agreements. Management believes that the methodology used by Corning to charge these costs was reasonable, but may not necessarily be indicative of the costs that would have been incurred had these functions been performed by the Company. For the six months ended June 30, 2002, the Predecessor Company incurred $1.1 million in services provided by Corning. Upon the Effective Date, all of the common stock held by Corning was canceled as part of the bankruptcy reorganization and Corning ceased to be a related party.

Management Fees

In connection with the Recapitalization, the Predecessor Company and Borden entered into an agreement pursuant to which Borden provided certain management, consulting and financial services to the Predecessor Company. During the six months ended June 30, 2002, the Predecessor Company incurred $0.2 million in services and expensed $1.3 million under the management agreement. This agreement was canceled on the Effective Date and amounts owing Borden were settled in accordance with the Plan.


(6)  BORROWINGS

Debt outstanding as of June 29, 2003 and December 31, 2002 and weighted average rates over the six-month period ended June 29, 2003 and year ended December 31, 2002 are as follows (in thousands):

                                             JUNE 29, 2003         DECEMBER 31, 2002
                                          ---------------------  ---------------------
                                                     DUE WITHIN             DUE WITHIN
                                          LONG-TERM   ONE YEAR   LONG-TERM   ONE YEAR
                                          ----------  ---------  ----------  ---------
Senior secured term loan, at an average
  rate of 4.8%, due January 2008          $  237,050  $   2,401  $  237,649  $   2,401

12% senior subordinated notes due
  January 2010                               123,150         --     123,150         --

Revolver at an average rate of 4.3%           17,000         --          --         --

Industrial Revenue Bonds, at an average
  rate of 5.79% and 5.83%                      4,090        291       4,090        817
                                          ----------  ---------  ----------  ---------
Total Debt                                $  381,290  $   2,692  $  364,889  $   3,218
                                          ==========  =========  ==========  =========

In connection with the bankruptcy reorganization, the Company entered into a new
Revolving Credit Agreement (the "Revolver") with a group of lenders.   The new
facility provides for a revolving credit loan facility and letters of credit, in a combined maximum principal amount equal to the lesser of $75 million or a specified borrowing base, which is based upon eligible receivables and eligible inventory, with a maximum issuance of $25 million for letters of credit. The Revolver is secured by a first priority lien on substantially all assets of the Company and its domestic subsidiaries, as well as on the stock of most of the Company's subsidiaries (with the latter, in the case of the Company's non-U.S. subsidiaries, being limited to 65% of their capital stock) (collectively, the "Collateral"). The Company is required to reduce its direct borrowings, excluding letters of credit, on the Revolver to zero for a period of 15 consecutive days in fiscal year 2004 and for a period of 30 consecutive days in each fiscal year thereafter. The rate of interest charged is adjusted quarterly based on a pricing grid, which is a function of the ratio of the Company's total debt to Adjusted EBITDA, as defined in the loan documents. The credit facility provides the Company the option of borrowing at a spread over the base rate (as defined) for base rate loans or the Adjusted London Interbank Offered Rate (LIBOR) for Eurodollar loans. In addition, the Company pays a quarterly commitment fee of 0.50% on the average daily unused amount. As of August 1, 2003, the Company had $23.4 million available under the Revolver after consideration of borrowing base limits at that date.

Pursuant to the Plan, on the Effective Date, the Company entered into a senior secured term loan with certain secured lenders in the aggregate principal amount of $240.1 million (the "Term Loan") and issued Senior Subordinated Notes in the aggregate principal amount of $123.2 million, in partial satisfaction of its prepetition secured lenders' claims against the Predecessor Company.

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

The Revolver and Term Loan agreements contain usual and customary restrictions including, but not limited to, limitations on dividends, redemptions and repurchases of capital stock, prepayments of debt (other than the Revolver), additional indebtedness, capital expenditures, mergers, acquisitions, recapitalizations, asset sales, transactions with affiliates, changes in business and the amendment of material agreements. Additionally, the Revolver and Term Loan contain customary financial covenants relating to minimum levels of EBITDA and maximum leverage ratios and fixed charge coverage ratios. The Company is currently in compliance with all of the financial restrictions and financial covenants of the new Revolver.

Although the Company believes the provisions of its loan agreements are not restrictive to normal operations, significant continuing economic pressures could impact the Company's short term ability to borrow required amounts as a result of the borrowing base restrictions related to receivables and inventory and to meet specified EBITDA levels. Therefore, in the second quarter management negotiated an amendment to the Revolver that 1) increases the inventory advance in the calculation of the Company's borrowing base from 125% to 175% of eligible accounts receivable during the period from July 1, 2003, through November 1, 2003, and 2) decreases the required minimum consolidated EBITDA to levels close to those in the Term Loan for the second, third and fourth quarters of 2003.

The Senior Subordinated Notes are collateralized by a third priority lien on the Collateral, and pay interest of 12%, semi-annually on each January 31 and July
31. The Senior Subordinated Notes have no sinking fund requirement, and are redeemable, in whole or in part, at the option of the Company beginning January 31, 2008 upon payment of a redemption premium.

Pursuant to the Plan, $4.9 million in industrial revenue bonds were reinstated on the Effective Date. Certain of these bonds with remaining principal of $0.3 million as of June 29, 2003 and $0.9 million on the Effective Date, bear interest at 3% and mature in September 2003 and September 2004. The balance of the bonds have remaining principal of $4.0 million as of June 29, 2003, bear interest at 6.25% and mature August 2005.

(7)  COMMITMENTS  AND  CONTINGENCIES

Litigation

The Company is a defendant or plaintiff in various claims and lawsuits arising in the normal course of business. As a result of the bankruptcy proceedings, holders of litigation claims that arose prior to May 31, 2002 retain all rights
to proceed against the Company under certain limitations of the Court.   The
Company believes, based upon information it currently possesses and taking into account established reserves for estimated liabilities and its insurance coverage, that the ultimate outcome of these proceedings and actions is unlikely to have a material adverse effect on the Company's financial statements. It is possible, however, that some matters could be decided unfavorably to the Company and could require the Company to pay damages or make other expenditures in amounts that could be material but cannot be estimated as of June 29, 2003.

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

It is the Company's policy to accrue for remediation costs when it is probable that such costs will be incurred and when a range of loss can be reasonably estimated. The Company has accrued approximately $1.2 million as of June 29, 2003 for probable environmental remediation and restoration liabilities. Based on currently available information and analysis, the Company believes that it is possible that costs associated with such liabilities or as yet unknown liabilities may exceed current reserves in amounts or a range of amounts that
could be material but cannot be estimated as of June 29, 2003.   There can be no
assurance that activities at these or any other facilities or future facilities may not result in additional environmental claims being asserted against the Company or additional investigations or remedial actions being required.

Letters of Credit

In the normal course of business and as collateral for performance, the Company is contingently liable under standby and import letters of credit totaling $12.7 million and $13.6 million as of June 29, 2003 and December 31, 2002, respectively.

(8)  SEGMENT  INFORMATION

The Company manages its business on the basis of one reportable segment-the worldwide manufacturing and marketing of consumer kitchenware products. The Company believes its operating segments have similar economic characteristics and meet the aggregation criteria of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

(9)  COMPREHENSIVE  LOSS

For the periods ended June 29, 2003 and June 30, 2002, total comprehensive loss was as follows (in thousands):

                              SUCCESSOR    |   PREDECESSOR       SUCCESSOR    |   PREDECESSOR
                               COMPANY     |     COMPANY          COMPANY     |     COMPANY
                               FOR THE     |     FOR THE        FOR THE SIX   |   FOR THE SIX
                            QUARTER ENDED  |  QUARTER ENDED    MONTHS ENDED   |  MONTHS ENDED
                            JUNE 29, 2003  |  JUNE 30, 2002    JUNE 29, 2003  |  JUNE 30, 2002
                           --------------- | ---------------  --------------- | ---------------
Net loss                   $      (14,204) | $      (37,012)  $      (28,742) | $     (257,171)
Foreign currency                           |                                  |
  translation gain                  3,098  |            295            3,606  |            724
Derivative fair value                      |                                  |
  adjustment                           --  |            (71)              --  |            129
                           --------------- | ---------------  --------------- | ---------------
Comprehensive loss         $      (11,106) | $      (36,788)  $      (25,136) | $     (256,318)
                           =============== | ===============  =============== | ===============

WKI HOLDING COMPANY, INC.

ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company for the periods ended June 29, 2003 and June 30, 2002, and related notes to the Consolidated Financial Statements included elsewhere herein.

BACKGROUND

WKI Holding Company Inc. (the "Company," "WKI," "we," or "our") is a leading manufacturer and marketer of consumer bakeware, dinnerware, kitchen and household tools, rangetop cookware and cutlery products. We have strong positions in major channels of distribution for our products in North America and have also achieved a significant presence in certain international markets, primarily Asia and Australia. In North America, we sell both on a wholesale basis to mass merchants, department stores, specialty retailers, and grocery chains and on a retail basis, through Company-operated factory outlet stores. Our top five customers accounted for over 38.1% of gross sales in the first half of 2003, with our largest customer being Wal-Mart. In the international market, we have established its presence on a wholesale basis through an international sales force coupled with localized distribution and marketing capabilities.

The market for our products is highly competitive and the housewares industry is trending toward consolidation. Competition in the marketplace is affected not only by domestic manufacturers but also by the large volume of foreign imports. A number of factors affect competition in the sale of our products, including, but not limited to, quality, price and merchandising parameters established by various distribution channels. Shelf space is a key factor in determining retail sales of bakeware, dinnerware and rangetop cookware products. Other important competitive factors include new product introductions, brand identification, style, design, packaging and service levels. As part of our strategic commitment to consolidate our focus, reduce costs, leverage our brands and gain new distribution opportunities, from time to time we review our brands, product lines and distribution arrangements and evaluate them in light of strategic initiatives and competitive factors.

Seasonal variation is a factor in our business in that there is generally an increase in sales demand in the second half of the year, driven by consumer spending in the holiday shopping season. This causes us to adjust our purchasing schedule to ensure proper inventory levels in support of second half of the year programs.

Currently we manufacture a portion of our finished goods and also purchase finished goods from various vendors in Asia and Europe. Reliance on finished goods suppliers could give rise to certain risks, such as interruptions in supply and quality issues that are outside our control. In addition, significant increases in the cost of energy, transportation or principal raw materials could have an adverse effect on results of operations.

In the first quarter of 2003, weak economic conditions and global uncertainties impacted our operations as customers responded to poor fourth quarter 2002 consumer demand by managing their inventory levels. This slowdown compared to the prior year continued into the second quarter. Net sales for the six months ended June 29, 2003, were significantly below prior year levels with our operating loss comparable to the prior year. We currently expect net sales for the second half of 2003 to be comparable to the prior year even including the impact of closed retail outlets, due to increased levels of new product introductions, marketing support, and promotional programs. Second half operating income is currently expected to show modest improvement versus the prior year as a result of manufacturing cost reductions. We historically achieve better gross margins in the second half of the year as compared to our first half as a result of higher volumes. Consumer confidence in the economy heavily impacts customer demand for our products. The upturn in the second half versus the first half of 2003 will be heavily dependent upon this consumer demand. The uncertain economic climate and continued competitive pressures make
it difficult to predict volumes in the second half of the year.   If the economy
does not improve, and customers continue to manage inventory levels, this may have an adverse impact on our outlook.

REORGANIZATION

On May 31, 2002 (the "Filing Date"), the Company and its U.S. subsidiaries (collectively, the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the federal bankruptcy code ("Bankruptcy Code" or "Chapter 11") in the United States Bankruptcy Court for the Northern District of Illinois (the "Court"). The reorganization was jointly administered under the caption "In re World Kitchen, Inc., a Delaware Corporation, et al., Case No. 02-B21257."
During the period from the Filing Date until January 31, 2003 (the "Effective Date"), the Debtors operated the business as debtors-in-possession under Chapter
11. The Company's non-U.S. subsidiaries did not file voluntary petitions, were not Debtors and did not reorganize.

On November 15, 2002, the Debtors filed their second amended joint plan of reorganization (the "Plan") with the Court, which was confirmed on December 23, 2002 (the "Confirmation Date"). All material conditions precedent to the Plan becoming binding were resolved, for accounting purposes, on or prior to December 31, 2002, and, therefore, the Company recorded the effects of the Plan and Fresh Start Reporting as of that date. On the Effective Date, the Debtors legally emerged from their bankruptcy proceedings. At December 31, 2002, the Company recorded a $577.2 million reorganization gain reflecting the cancellation of debt pursuant to the Plan and to adjust the historical carrying value of its assets and liabilities to fair market value.

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

On or about the Effective Date, with the effects reported herein on December 31, 2002, the following principal provisions of the Plan occurred:

     1. The Company's old common and preferred stock were cancelled for no consideration. New Common Stock in the amount of 5,752,184 shares was to be issued ("New Common Stock") to certain creditors, pursuant to the Plan, as described below.

     2. The Company's senior secured debt of approximately $577.1 million was discharged in return for the payment of $27.8 million in cash and the issuance of $240.1 million of new senior secured term loans, $123.2 million of new senior subordinated secured notes ("Senior Subordinated Notes") and the right to receive 4,528,196 shares (approximately 79%) of New Common Stock.

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

     5. The Company agreed to pay $2.9 million to settle in full the 9-1/4% Series B Senior Notes ("9-1/4 Notes") issued by EKCO Group Inc. and certain of its subsidiaries.

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

FRESH START REPORTING

Upon confirmation of the Plan, the Company adopted the provisions of Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("Fresh Start Reporting"). The Company adopted Fresh Start Reporting because holders of outstanding voting shares of the Company's capital stock immediately before the Chapter 11 filing and confirmation of the Plan received less than 50% of the common stock distributed under the Plan, and the Company's Reorganization Value was less than the Debtors' post-petition liabilities and allowed claims on a consolidated basis.

Fresh Start Reporting adjustments reflect the application of Statement of Financial Accounting Standard No. 141 "Business Combinations" ("SFAS No. 141"), which requires a reorganized entity to record its assets and liabilities at
their fair value.   The Company used its newly determined Reorganization Value to define the fair value of debt and equity at December 31, 2002. The resulting reorganized equity value of $132.3 million was allocated to individual assets and liabilities using the principles of SFAS No. 141. The difference between the reorganized equity value described above and the resulting fair value of assets and liabilities was recorded as goodwill. The Company has used independent valuation experts where necessary to estimate the fair value of major components of the balance sheet including trademarks, patents, customer relationships and property, plant and equipment. The Fresh Start Reporting adjustments recorded in the first half of 2003 resulted in an additional reduction to goodwill of $78.7 million.

Fair valuation adjustments for certain trademarks and exclusive beneficial license and distribution agreements were recorded as of January 1, 2003, and were determined using the excess income and relief from royalty approaches. The Company's trademarks and exclusive beneficial license and distribution agreements were valued at $71.3 million, resulting in a reduction of $13.1 million to the carrying value at January 1, 2003.

The Company's trademarks are recognizable household names and exclusive licenses are renewable solely at the discretion of the Company; as such, they were determined to have indefinite lives and are not amortized, but will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset(s) might be impaired. An exclusive distribution agreement valued at $7.1 million was determined to have a definite life based on the term of the governing contract and is amortized over the remaining estimated useful life of 8.7 years.

Fair valuation adjustments for certain customer relationships were recorded as of January 1, 2003, and were determined using the excess income approach for significant customers within our mass merchandising distribution channels and the cost approach for certain other distribution channels. The Company's customer relationships were valued at $24.8 million. Significant customers within our mass merchandising distribution channels will be amortized over their estimated remaining useful lives of 10 years and certain other distribution channels will be amortized over their estimated useful lives of 9 years using the double declining balance method.

Fair valuation adjustments for certain patents were recorded as of January 1, 2003, and were determined using the excess income and relief from royalty approaches. The Company's patents were valued at $23.0 million with estimated remaining useful lives ranging from 4 to 18 years based on the expiration of the patent under federal law.

Fair valuation adjustments for property, plant and equipment were also recorded as of January 1, 2003. The fair value of the Company's property, plant, and equipment was determined to be $29.2 million more than the net book value at December 31, 2002. The Company adjusted its carrying value of property, plant and equipment as of January 1, 2003 as follows: $4.6 million for land, $12.6 million for buildings, and $12.0 million for machinery and equipment. The Company will depreciate these assets over their newly estimated useful lives.

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

RESULTS OF OPERATIONS
---------------------

The following commentary and tables discuss and analyze the comparative results of our operations and financial condition for the periods covered. We manage our business on the basis of one reportable segment - the worldwide manufacturing and marketing of consumer kitchenware products - and believe that our operating segments have similar economic characteristics and meet the aggregation criteria of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Our first, second and third fiscal quarters end on the Sunday nearest to the end of the calendar quarter and the fourth quarter ends on December 31. Our second fiscal quarter in fiscal 2003 and fiscal 2002 ended on June 29, 2003 and June 30, 2002, respectively. Results for the quarter and six months ended June 29, 2003 and June 30, 2002, were prepared using generally accepted accounting principles in the United States
(GAAP).

                           Successor Company     |   Predecessor Company      Successor Company  |  Predecessor Company
                        ------------------------ | ------------------------  ------------------- | --------------------
                                                 |                   % of    Six months   % of   | Six months
                         Quarter ended  % of net |  Quarter ended     net    ended June    net   | ended June  % of net
                         June 29, 2003    sales  |  June 30, 2002    sales    29, 2003    sales  |  30, 2002    sales
                         --------------  ------- | ---------------  -------  ----------  ------- | ----------  -------
Net sales                $     123,092    100.0% | $      146,918    100.0%  $ 251,677    100.0% | $ 300,869    100.0%
Cost of sales                   97,044     78.8  |        110,409     75.2     192,291     76.4  |   219,896     73.1
                         --------------  ------- | ---------------  -------  ----------  ------- | ----------  -------
Gross profit                    26,048     21.2  |         36,509     24.8      59,386     23.6  |    80,973     26.9
                                                 |                                               |
Selling, general and                             |                                               |
  administrative                                 |                                               |
  expenses                      30,657     24.9  |         45,069     30.7      68,561     27.2  |    88,447     29.4
Other expenses, net              1,280      1.1  |            325      0.2       1,408      0.6  |     2,469      0.8
                         --------------  ------- | ---------------  -------  ----------  ------- | ----------  -------
                                                 |                                               |
Operating loss                  (5,889)    (4.8) |         (8,885)    (6.1)    (10,583)    (4.2) |    (9,943)    (3.3)
Interest expense                 7,290      5.9  |         13,693      9.3      15,748      6.3  |    30,355     10.1
                         --------------  ------- | ---------------  -------  ----------  ------- | ----------  -------
                                                 |                                               |
Loss before                                      |                                               |
  reorganization items         (13,179)    10.7  |        (22,578)   (15.4)    (26,331)   (10.5) |   (40,298)   (13.4)
Reorganization items, net           --       --  |         14,285      9.7          --       --  |    14,285      4.8
                         --------------  ------- | ---------------  -------  ----------  ------- | ----------  -------
                                                 |                                               |
Loss before income                               |                                               |
  taxes                        (13,179)   (10.7) |        (36,863)   (25.1)    (26,331)   (10.5) |   (54,583)   (18.2)
Income tax expense                 987      0.8  |            119      0.1       2,334      0.9  |       434      0.1
                         --------------  ------- | ---------------  -------  ----------  ------- | ----------  -------
                                                 |                                               |
Loss before minority                             |                                               |
  interest                     (14,166)   (11.5) |        (36,982)   (25.2)    (28,665)   (11.4) |   (55,017)   (18.3)
Minority interest in                             |                                               |
  subsidiary                       (38)      --  |            (30)      --         (77)      --  |       (65)      --
                         --------------  ------- | ---------------  -------  ----------  ------- | ----------  -------
                                                 |                                               |
Net loss before                                  |                                               |
  cumulative effect of                           |                                               |
  change in accounting                           |                                               |
  principle                    (14,204)   (11.5) |        (37,012)   (25.2)    (28,742)   (11.4) |   (55,082)   (18.3)
Cumulative effect of                             |                                               |
  change in accounting                           |                                               |
  principle                         --       --  |             --       --          --       --  |  (202,089)   (67.2)
                         --------------  ------- | ---------------  -------  ----------  ------- | ----------  -------
  Net loss               $     (14,204)  (11.5)% | $      (37,012)  (25.2)%  $ (28,742)  (11.4)% | $(257,171)  (85.5)%
                         ==============  ======= | ===============  =======  ==========  ======= | ==========  =======

NET SALES

Net sales for the second quarter of 2003 were $123.1 million, a decrease of $23.8 million or 16.2% from the same period in 2002. Net sales for the six months ended June 29, 2003 were $251.7 million, a decrease of $49.2 million or 16.3% from the six months ended June 30, 2002. The declines for both the quarter and the year were driven by the following key factors:

Key retailers continue to manage inventories downward as they did in the first quarter of 2003, awaiting a return of a stronger economic environment and related consumer buying. We estimate that over half of the net sales decline in the quarter and over one third of the decline for the year to date basis can be attributed to customers who are taking across the board inventory reductions in certain categories and departments as they await signals of an economic recovery. In addition, we have been impacted by the loss of market share, largely in our rangetop, metal bakeware and kitchenware categories, which has reduced both our base and promotional volumes. These market share declines were precipitated in part by increasing competitive pricing pressure at mass merchants, which has forced us to give up volume at key accounts as the Company
focuses on maintaining profitable business.   In addition, the Company believes
that our market share decline versus last year was impacted by senior management's focus on an expedited exit from bankruptcy, the lack of new product introductions in certain categories and lower advertising and promotional spending in the second half of 2002. These effects have been partially offset by continued successful new product introductions in our OXO line. Lastly, we have closed a net of fifty six retail outlets since June, 2002 including the twenty nine stores closed in 2003 as part of our bankruptcy reorganization, which accounts for over 25% of the net sales decline in the quarter and 17% of the decline on a year to date basis.

GROSS PROFIT

Gross profit for the second quarter of 2003 was $26.0 million, a decrease of $10.5 million when compared to gross profit of $36.5 million for the second quarter of 2002. As a percentage of net sales, gross profit in the second quarter of 2003 was 21.2%, a decline of 3.6% from the second quarter of 2002.
On a year to date basis, gross profit of $59.4 million was $21.6 million below gross profit of $81.0 million in 2002. As a percentage of net sales, gross profit for the six months ended June 29, 2003 was 23.6%, a decline from 26.9% in the six months ended June 30, 2002.

The quarter and year to date declines were largely attributable to performance in our retail outlets including the closure of twenty-nine unprofitable retail outlets in April 2003, in connection with our reorganization. In an effort to expedite the store closures and reduce inventory held for the retail outlets, certain inventory was consigned to a third party liquidator who sold it at close to cost. Absent the impact of our retail outlets, gross profit margins were slightly below the prior year for the quarter and flat on a year to date basis. Better margins in our international and OXO categories and lower manufacturing costs related to our outsourcing initiatives were offset by higher trade promotional spending and fixed absorption costs related to production curtailments in response to lower first half of year sales demand. In addition, we were impacted by higher freight and distribution costs as customers reduced order size as they attempted to manage inventory levels.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses (SG&A) for the quarter and six months ended June 29, 2003 were $30.7 million and $68.6 million, respectively, compared to the quarter and six months ended June 30, 2002 of $45.1 million and $88.4 million, respectively. As a percentage of net sales, SG&A expenses were 24.9% in the second quarter of 2003 as compared to 30.7% in the second quarter of 2002. On a year to date basis, 2003 SG&A was 27.2% of sales versus 29.4% of sales in the prior year.

The decrease in overall SG&A continues to be driven largely by lower retail outlet overhead expense as a result of retail store closures and reduced employee costs. As part of our program to improve profitability of our retail stores, fifty-six under performing stores were closed between June 2002 and June 2003. During the six months ended June 29, 2003, we recorded a severance charge of $1.7 million related to the elimination of employees at certain closed retail outlets, as well as other reductions in force, and $1.2 million of expense related to the key employee retention program, which was put in place according to a Court order during the Bankruptcy proceedings. During the six months ended June 30, 2002, SG&A included $4.5 million of professional and consulting fees related to the development of the bankruptcy reorganization strategy prior to the Filing and rationalization charges of $2.6 million related to our 2001 restructuring activities.

OTHER EXPENSE, NET

Other operating expenses were $1.3 million and $1.4 million in the quarter and six months ended June 29, 2003, respectively, compared to $0.3 million and $2.5 million for the same periods of 2002. On a year to date basis, we recorded $2.5 million in amortization expense relating to patents, customer relationships and exclusive licenses that were recorded as of January 1, 2003 as a Fresh Start Reporting Adjustment. These expenses were offset by foreign exchange gains and gains on the sale of precious metals recovered from certain decommissioned manufacturing equipment. The expenses in the six months ended June 30, 2002, consisted largely of expense related to a settlement of a vendor claim.

INTEREST EXPENSE

Interest expense was $7.3 million and $15.7 million for the quarter and six months ended June 29, 2003, respectively, compared to $13.7 million and $30.4 million for the quarter and six months ended June 30, 2002, respectively. The decrease in interest expense from the prior year of $6.4 million for the quarter and $14.6 million for the six months was attributable to significantly decreased debt levels, as the Predecessor Company's debt was reduced by more than $420 million upon our emergence from bankruptcy.

REORGANIZATION ITEMS, NET

Reorganization charges of $14.3 million were incurred in the quarter ended June 30, 2002 to write-off $14.1 million of the Predecessor Company's deferred financing fees and for an additional $0.2 million in legal, accounting and other professional fees related to the initial filing and administration of proceedings under Chapter 11.

INCOME TAX EXPENSE

Income tax expense in the quarter and six months ended June 29, 2003, amounted to $1.0 million and $2.3 million, respectively, compared to $0.1 million in the quarter and $0.4 million in the six months ended June 30, 2002. After our emergence from bankruptcy, we expect to be subject to the alternative minimum tax for federal income tax purposes. As a result, we recorded $1.5 million of federal income tax expense in 2003. Remaining 2003 and 2002 income tax expense is primarily attributable to foreign income taxes. We provided a full valuation allowance on the income tax benefit relating to the current and prior period's pre-tax losses.

NET LOSS

As a result of the factors discussed above, we had a net loss of $14.2 million and $28.7 million for the quarter and six months ended June 29, 2003 compared to a net loss of $37.0 million and $257.2 million for the same periods in 2002.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

FINANCIAL CONDITION

Our capital requirements have arisen principally in connection with financing working capital needs, servicing debt obligations, funding reorganization, restructuring and rationalization costs and funding capital expenditures. During 2003 we expect to spend approximately $60 to $65 million for bankruptcy reorganization costs and prepetition claim payments, of which approximately $48 million was paid through June 29, 2003.

In connection with the bankruptcy reorganization, we entered into a new
revolving credit agreement (the "Revolver") with a group of lenders.   The new
facility provides for a revolving credit loan facility and letters of credit, in a combined maximum principal amount equal to the lesser of $75 million or a specified borrowing base, which is based upon eligible receivables and eligible inventory, with a maximum issuance of $25 million for letters of credit. The Revolver is secured by a first priority lien on substantially all of our assets and our domestic subsidiaries, as well as on the stock of most of our subsidiaries (with the latter, in the case of our non-U.S. subsidiaries, being limited to 65% of their capital stock) (collectively, the "Collateral"). We are required to reduce our direct borrowings, excluding letters of credit, on the Revolver to zero for a period of 15 consecutive days in fiscal year 2004 and for a period of 30 consecutive days in each fiscal year thereafter. The Revolver and other loan agreements contain usual and customary restrictions including, but not limited to, limitations on dividends, redemptions and repurchases of capital stock, prepayments of debt (other than the Revolver), additional indebtedness, capital expenditures, mergers, acquisitions, recapitalizations, asset sales, transactions with affiliates, changes in business and the amendment of material agreements. Additionally, the Revolver and other loan agreements contain customary financial covenants relating to minimum levels of operating EBITDA and maximum leverage ratios and fixed charge coverage ratios (all as defined in the Revolver agreement). As of August 1, 2003, we had $23.4 million available under the Revolver after consideration of borrowing base limits at
that date.   We are currently in compliance with all of the financial
restrictions and financial covenants of the new Revolver.

Although we believe the provisions of our loan agreements are not restrictive to normal operations, significant continuing economic pressures could impact our short term ability to borrow required amounts due to the borrowing base restrictions related to receivables and inventory and to meet specified EBITDA levels. Therefore, in the second quarter we negotiated an amendment to the Revolver that 1) increases the inventory advance in the calculation of our borrowing base from 125% to 175% of eligible accounts receivable during the period from July 1, 2003, through November 1, 2003, and 2) decreases the required minimum consolidated EBITDA to levels close to those in the Term Loan for the second, third and fourth quarters of 2003.

In connection with the Reorganization, we entered into an agreement with the Pension Benefit Guaranty Corporation ("PBGC"), which, among other things, requires certain additional minimum funding contributions and accelerated contributions to be made to our pension plan. Total enhanced contributions of $2 million, $2.5 million and $2.5 million are required to be paid in addition to the minimum funding requirements of the Employee Retirement Income Security Act of 1974 over the pension plan years 2003, 2005 and 2006, respectively. Additionally, the agreement requires us to provide a letter of credit in the amount of $15 million to the PBGC by January 31, 2008. In April 2003, we paid $2.3 million in contributions to our pension plan and anticipate total contributions in 2003 to be $8.7 million.

OPERATING ACTIVITIES

In the six months ended June 29, 2003, net cash used in operating activities was $45.7 million compared to $15.2 million of cash used in operating activities in the six months ended June 30, 2002. In 2003, we spent approximately $48 million on bankruptcy reorganization cost and prepetition claim payments. In 2002, we spent $14.1 million related to restructuring and rationalization programs, primarily for employee severance. There were no payments related to these programs during the six months ended June 29, 2003. Excluding the effects of 2003 bankruptcy and 2002 restructuring related charges, net cash used in operating activities improved by approximately $5 million.

Cash flows from accounts receivable decreased $9.6 million in the six months ended June 29, 2003 compared to the six months ended June 30, 2002 as a result of lower sales. Days sales outstanding improved by a day to 54.6 days during the six months ended June 29, 2003 compared to 55.6 days during the six months ended June 30, 2002. The change in inventory in the six months ended June 29, 2003 was unfavorable to the six months ended June 30, 2002 by $3.1 million due to lower 2003 sales. Our accounts payable and accrued liabilities also declined $42.3 million as we paid approximately $48 million in bankruptcy reorganization cost and prepetition claim payments.

INVESTING ACTIVITIES

Cash used for investing activities was $6.0 million in the six months ended June 29, 2003 compared to $9.4 million in the six months ended June 30, 2002. The decrease is attributable to higher capital expenditures offset by proceeds from
the sale of assets.   We spent $3.6 million of additional capital expenditures
in the six months ended June 29, 2003 compared to the six months ended June 30, 2002, and we anticipate cash outlays in total of approximately $20.0 million for capital expenditures in 2003.

Investing activities in the six months ended June 29, 2003 include proceeds from the sale of precious metals recovered from decommissioned manufacturing equipment of $5.6 million. In June 2003, we sold land and buildings at our Waynesboro, Virginia facility that closed in 2002 as part of our 2001 restructuring program. Net proceeds from the sale were $0.7 million.

In connection with the payment of certain claims under our Plan of Reorganization, we fund, from time to time, a third party distribution agent to pay claimants. As of June 29, 2003, $0.9 million was held for payment on resolved prepetition claims but not yet disbursed to prepetition claimants. These escrows are recorded as restricted cash in the accompanying financial statements.

FINANCING ACTIVITIES

Net cash provided by financing activities totaled $13.5 million in the six months ended June 29, 2003 compared to net cash used in financing activities of $8.6 million in the six months ended June 30, 2002. We borrowed $17.0 million to fund payment of prepetition liabilities and capital expenditures in the first six months of 2003. During the six months ended June 30, 2002, we repaid $7.1 million in debt.


CRITICAL ACCOUNTING POLICIES
----------------------------

Our discussion and analysis of our financial condition and results of operations are based upon consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The application of these principles requires that in certain instances we make estimates and assumptions regarding future events that impact the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Predicting future events is inherently an imprecise activity and as such requires the use of judgment. On an ongoing basis, we review the basis for its estimates and will make adjustments based on historical experience, current and anticipated economic conditions, accepted actuarial valuation methodologies or other factors that we consider to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates.

We consider the following policies to be important in understanding the judgments involved in preparing our financial statements and the uncertainties that could affect our financial condition, results of operations or cash flows.

Fresh Start Reporting and Intangible Assets

Upon confirmation of the Plan, we adopted the provisions of Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("Fresh Start Reporting"). Fresh Start Reporting adjustments reflect the application of Statement of Financial Accounting Standard No. 141 "Business Combinations" ("SFAS No. 141"), which requires a reorganized entity to
record its assets and liabilities at their fair value.   We used our newly
determined Reorganization Value to define the fair value of our debt and equity at December 31, 2002. The resulting reorganized equity value of $132.3 million was allocated to individual assets and liabilities using the principles of SFAS No. 141. The difference between the reorganized equity value described above and the resulting fair value of assets and liabilities was recorded as goodwill. We have used independent valuation experts where necessary to appraise the major components of the balance sheet including trademarks, patents, customer relationships and property, plant and equipment. The determination of fair value of assets and liabilities required significant estimates and judgments made by management and results may differ under different assumptions or conditions. In accordance with SFAS No. 142, we will test goodwill and other intangible assets with indefinite useful lives for impairment at least annually and test all intangible assets for impairment if events or changes in circumstances indicate that the asset(s) might be impaired.

As a consequence of the implementation of Fresh Start Reporting, the financial information presented in the unaudited consolidated statement of operations and the corresponding statement of cash flows for the six months ended June 29, 2003 is generally not comparable to the financial results for the six months ended June 30, 2002. Any financial information herein labeled "Predecessor Company" refers to periods prior to the adoption of Fresh Start Reporting, while those labeled "Successor Company" refer to periods following our reorganization. The lack of comparability in the accompanying consolidated financial statements relates primarily to our capital structure (outstanding shares used in earnings per share calculations), debt related costs, and depreciation and amortization related to adjusting property, plant and equipment and other intangible assets to their fair value.

Sales returns and allowances, bad debts

The estimation of product returns and deductions for customer allowances, including rebates, incentives and other promotional payments, requires that we make estimates regarding the amount and timing of future returns and deductions. These estimates are based on historical return rates, current economic trends and changes in customer demand and product acceptance. Significant management judgment is used in establishing accruals for sales returns and other allowances in any given accounting period. In addition, we use estimates in determining the collectibility of our accounts receivable and must rely on our evaluation of historical bad debts, customer concentration, customer credit ratings, current economic trends and changes in customer payment terms to arrive at appropriate reserves. Material differences may result in the amount and timing of earnings if actual experience differs significantly from management estimates.

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


FORWARD-LOOKING AND CAUTIONARY STATEMENTS
-----------------------------------------

The factors discussed below, among others, could cause actual results to differ materially from those contained in forward-looking statements, as described in "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, made in this report, including without limitation, in "Management's Discussion and Analysis of Financial Condition and Results of Operations," in our related press releases and in oral statements made by authorized officers of the Company. When used in this report, any press release or oral statement, the words "looking forward," "estimate," "project," "anticipate," "expect," "intend," "believe," "plan" and similar expressions are intended to identify a forward-looking statement. Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond our control) that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The forward-looking statements regarding such matters are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate in the circumstances.

Whether actual results and developments will conform with the Company's expectations and predictions, however, is subject to a number of risks and uncertainties, including:

     - general economic factors, including, but not limited to, a continuance of the global economic slowdown, continuing weakness in the retail sector; and changes in interest rates, foreign currency translation rates, and consumer confidence;
     - changes in demand for our products and the highly competitive market for our products, including from foreign imports;
     - dependence on significant customers and increasing concentration in the retail industry;
     -    reliance on third party manufacturers, particularly in Asia;
     - changes in the operating environment in our major non-US markets, including new and different legal and regulatory requirements, export or import duties;
     - drastic and unforeseen price pressures on our products or significant cost increases that cannot be recovered through price increases or productivity improvements;
     - acceptance of product changes by the consumer and unpredictable difficulties or delays in the development of new product programs (including product line extensions and renewals);
     - cost and availability of raw materials, labor and natural and other resources;
     -    technological shifts away from our technologies and core competencies;
     -    environmental issues relating to unforeseen events;

     -    availability of financing for us or certain of our customers;
     -    loss of any material intellectual property rights; and
     - any difficulties in obtaining or retaining the management or other human resource competencies that we need to achieve our business objectives.

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


ITEM 3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

We primarily have market risk in the areas of foreign currency and floating rate debt. We invoice a significant portion of our international sales in U.S. dollars, minimizing the effect of foreign exchange gains or losses on our earnings. As a result, our foreign sales are affected by currency fluctuations versus U.S. dollar invoicing. Our costs are predominantly denominated in U.S. dollars. With respect to sales conducted in foreign currencies, increased strength of the U.S. dollar decreases our reported revenues and margins in respect of such sales to the extent we are unable or determine not to increase local selling prices.

From time to time we reduce foreign currency cash flow exposure due to exchange rate fluctuations by entering into forward foreign currency exchange contracts. The use of these contracts protects cash flows against unfavorable movements in exchange rates, to the extent of the amount under contract. As of June 29, 2003, we had no forward foreign currency exchange contracts outstanding.

We enter into interest rate swaps to lower funding costs or to alter interest rate exposures between fixed and floating rates on long-term debt. Under interest rate swaps, we agree with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed upon notional principal amount. Under the Revolver and Term Loan we are required to enter into interest rate protection agreements, as agreed by the administrative agent, the effect of which is to fix or limit the interest cost. As of June 29, 2003, we had no such contracts
outstanding.   On August 6, 2003, we entered into a $145 million notional amount interest rate swap, which expires on March 31, 2008.


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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On May 31, 2002, the Company and eleven of our U.S. subsidiaries (collectively, the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the federal bankruptcy code in the United States Bankruptcy Court for the Northern District of Illinois. The reorganization was jointly administered under the caption "In re World Kitchen, Inc., a Delaware Corporation, et al., Case No. 02-B21257." The Plan of reorganization was confirmed by the Bankruptcy Court on December 23, 2002, and became effective January 31, 2003. During the period from May 31, 2002 until January 31, 2003, the Debtors operated their businesses as debtors-in-possession under Chapter 11. Our non-U.S. subsidiaries did not file voluntary petitions, were not Debtors and did not reorganize. In connection with the Plan, certain subsidiaries of the Predecessor Company were merged into other subsidiaries. The remaining Debtors continue to reconcile and, once reconciled or resolved, pay claims in the bankruptcy.

Litigation

We have been engaged in, and anticipate we will continue to be engaged in, the defense of product liability claims related to products we manufacture or sell. We maintain product liability coverage, subject to certain deductibles and maximum coverage levels, that we believe is adequate and in accordance with industry standards.

In addition to product liability claims, from time to time we are a defendant in various other claims and lawsuits arising in the normal course of business. We believe, based upon information currently available, and taking into account established reserves for estimated liabilities and our insurance coverage, that the ultimate outcome of these proceedings and actions is unlikely to have a material adverse effect on our financial statements. It is possible, however, that some matters could be decided unfavorably to us and could require us to pay damages, or make other expenditures in amounts that could be material but cannot be estimated as of June 29, 2003.

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

It is our policy to accrue for remediation costs when it is probable that such costs will be incurred and when a range of loss can be reasonably estimated. We have accrued approximately $1.2 million as of June 29, 2003 for probable
environmental remediation and restoration liabilities.   Based on currently
available information and analysis, we believe that it is possible that costs associated with such liabilities or as yet unknown liabilities may exceed current reserves in amounts or a range of amounts that could be material but
cannot be estimated as of June 29, 2003.   There can be no assurance that
activities at these or any other facilities or future facilities may not result in additional environmental claims being asserted against us or additional investigations or remedial actions being required.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


No.     Description of Exhibit
---     ----------------------

3.1.1+ Amended and Restated Certificate of Incorporation of WKI Holding Company, Inc.

3.1.2+    Amended and Restated Certificate of Incorporation of World Kitchen,
          Inc.

3.1.3+    Certificate of Formation of EKCO Group, LLC.

3.1.4+    Amended and Restated Certificate of Incorporation of EKCO Housewares,
          Inc.

3.1.5+ Amended and Restated Certificate of Incorporation of EKCO Manufacturing of Ohio, Inc.

3.1.6+    Certificate of Formation of WKI Latin America Holding, LLC.

3.1.7+    Certificate of Formation of World Kitchen (GHC), LLC.

3.2.1+    Amended and Restated Bylaws of WKI Holding Company, Inc.

3.2.2+    Amended and Restated Bylaws of World Kitchen, Inc.

3.2.3+    Limited Liability Company Agreement of EKCO Group, LLC.

3.2.4+    Amended and Restated Bylaws of EKCO Housewares, Inc.

3.2.5+    Amended and Restated Bylaws of EKCO Manufacturing of Ohio, Inc.

3.2.6+    Limited Liability Company Agreement of WKI Latin America Holding, LLC.

3.2.7+    Limited Liability Company Agreement of World Kitchen (GHC), LLC.

4.1+ Stockholders' Agreement, dated as of January 31, 2003, by and among WKI Holding Company, Inc., the Senior Lenders, the Subordinated Lenders, the Borden Entities party thereto, the Management Members party thereto and the New Directors party thereto.

4.2+ Indenture, dated as of January 31, 2003, among WKI Holding Company, Inc., the Subsidiary Guarantors party thereto, and U.S. Bank National Association, as trustee, relating to 12% Senior Subordinated Notes due 2010.

10.1* Amendment to the Revolving Credit Agreement dated as of June 30, 2003 among WKI Holding Company, Inc., JPMorgan Chase Bank, as administrative agent and collateral agent, J.P. Morgan Securities Inc., as arranger, and the lenders party thereto.

10.2(a)*  WKI Holding Company, Inc. Long-Term Incentive Plan

10.2(b)* WKI Holding Company, Inc. Long-Term Incentive Plan Guidelines for May 29, 2003 through December 31, 2005 Award Term (OXO Guidelines)

10.2(c)* WKI Holding Company, Inc. Long-Term Incentive Plan Guidelines for May 29, 2003 through December 31, 2005 Award Term (WKI Guidelines)

10.3* Employment Agreement, dated June 18, 2003, between WKI Holding Company, Inc. and Douglas S. Arnold

10.4* Employment Agreement, dated July 31, 2003, between WKI Holding Company, Inc. and Alexander Lee

10.5* Amended and Restated Employment Agreement, dated July 31, 2003, between WKI Holding Company, Inc. and James A. Sharman

10.6* Amended and Restated Employment Agreement, dated July 31, 2003, between WKI Holding Company, Inc. and Joseph W. McGarr

________

*  Filed herewith.
+ Incorporated by reference to the corresponding exhibit number to the Quarterly Report on Form 10-Q for the period ended March 30, 2003.

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


                                   WKI HOLDING COMPANY, INC.
                                   -------------------------
                                   (Registrant)


Date:  August 8, 2003             By:/s/ James A. Sharman
                                     -------------------------------
                                     James A. Sharman
                                     President and Chief Executive Officer

Date:  August 8, 2003             By:/s/ Joseph W. McGarr
                                     --------------------
                                     Joseph W. McGarr
                                     Chief Financial Officer

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  August 8, 2003              By:/s/ James A. Sharman
                                      -------------------
                                      James A. Sharman
                                      President and Chief Executive Officer

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  August 8, 2003                 By:/s/ Joseph W. McGarr
                                         --------------------
                                         Joseph W. McGarr
                                         Chief Financial Officer