Form 10-Q
period 2003-09-27
WKI HOLDING CO INC
filed 2003-11-07
CIK 1063574

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 28, 2003
                                   ------------------

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

Number of shares of $0.01 par value common stock outstanding as of November 5, 2003: 5,752,184 shares

                            WKI HOLDING COMPANY, INC.

                                      INDEX

                                                                            Page
PART I.     FINANCIAL INFORMATION

  Item 1.   Consolidated Financial Statements:

               Unaudited Consolidated Statements of Operations for the
                    quarter and nine months ended September 28, 2003
                    (Successor Company) and for the quarter and nine months
                    ended September 29, 2002 (Predecessor Company)             3

               Consolidated Balance Sheets at September 28, 2003
                    (unaudited) and December 31, 2002                          4

               Unaudited Consolidated Statements of Cash Flows for the
                    quarter and nine months ended September 28, 2003
                    (Successor Company) and for the quarter and nine months
                    ended September 29, 2002 (Predecessor Company)             5

               Notes to Consolidated Financial Statements                      7

  Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            21

  Item 3.   Quantitative and Qualitative Disclosures About Market Risk        33

  Item 4.   Disclosure Controls and Procedures                                34

PART II.    OTHER INFORMATION

  Item 1.   Legal Proceedings                                                 35

  Item 2.   Changes in Securities and Use of Proceeds                         36

  Item 3.   Defaults Upon Senior Securities                                   36

  Item 4.   Submission of Matters to a Vote of Security Holders               36

  Item 5.   Other Information                                                 36

  Item 6.   Exhibits and Reports on Form 8-K                                  36

Signatures                                                                    36

                                          PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                                             WKI HOLDING COMPANY, INC.
                                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                (In thousands, except share and per share amounts)


                                                                |                                |   PREDECESSOR
                                                    SUCCESSOR   |   PREDECESSOR       SUCCESSOR  |    COMPANY
                                                     COMPANY    |     COMPANY          COMPANY   |  FOR THE NINE
                                                     FOR THE    |     FOR THE        FOR THE NINE|  MONTHS ENDED
                                                  QUARTER ENDED |  QUARTER ENDED     FOR THE NINE|  SEPTEMBER 29,
                                                  SEPTEMBER 28, |  SEPTEMBER 29,     MONTHS ENDED|      2002
                                                      2003      |      2002              2003    |  (AS RESTATED)
                                                 ---------------| ---------------  --------------| ---------------
Net sales                                        $      158,992 | $      167,046   $     410,669 | $      467,915
Cost of sales                                           109,385 |        120,425         301,676 |        340,321
                                                 ---------------| ---------------  --------------| ---------------
Gross profit                                             49,607 |         46,621         108,993 |        127,594
                                                                |                                |
Selling, general and administrative expenses             35,359 |         38,192         103,920 |        126,339
Other expense, net                                        2,592 |          1,299           4,000 |          3,768
                                                 ---------------| ---------------  --------------| ---------------
                                                                |                                |
Operating income (loss)                                  11,656 |          7,130           1,073 |         (2,513)
Interest expense, net                                     7,325 |         10,766          23,073 |         41,121
                                                 ---------------| ---------------  --------------| ---------------
                                                                |                                |
Income (loss) before reorganization items,                      |                                |
   income taxes, minority interest and                          |                                |
   cumulative effect of change in accounting                    |                                |
   principle                                              4,331 |         (3,636)        (22,000)|        (43,634)
Reorganization items, net                                    -- |          8,905              -- |         23,190
                                                 ---------------| ---------------  --------------| ---------------
                                                                |                                |
Income (loss) before income taxes, minority                     |                                |
   interest and cumulative effect of change in                  |                                |
   accounting principle                                   4,331 |        (12,541)        (22,000)|        (66,824)
Income tax (benefit) expense                               (895)|            579           1,439 |          1,313
                                                 ---------------| ---------------  --------------| ---------------
                                                                |                                |
Income (loss) before minority interest and                      |                                |
   cumulative effect of change in accounting                    |                                |
   principle                                              5,226 |        (13,120)        (23,439)|        (68,137)
Minority interest in earnings of subsidiary                 (28)|            (31)           (105)|            (96)
                                                 ---------------| ---------------  --------------| ---------------
                                                                |                                |
Net income (loss) before cumulative effect                      |                                |
   of change in accounting principle                      5,198 |        (13,151)        (23,544)|        (68,233)
Cumulative effect of change in accounting                       |                                |
   principle                                                 -- |             --              -- |       (202,089)
                                                 ---------------| ---------------  --------------| ---------------
                                                                |                                |
Net income (loss)                                         5,198 |        (13,151)        (23,544)|       (270,322)
Preferred stock dividends                                    -- |             --              -- |          7,142
                                                 ---------------| ---------------  --------------| ---------------
                                                                |                                |
Net income (loss) applicable to common                          |                                |
   stock                                         $        5,198 | $      (13,151)  $     (23,544)| $     (277,464)
                                                 ===============| ===============  ==============| ===============
                                                                |                                |
Basic and diluted income (loss) before                          |                                |
   cumulative effect of change in                               |                                |
   accounting principle per common share         $         0.90 | $        (0.19)  $       (4.09)| $        (1.09)
                                                 ===============| ===============  ==============| ===============
                                                                |                                |
Basic and diluted income (loss) per                             |                                |
   common share                                  $         0.90 | $        (0.19)  $       (4.09)| $        (4.03)
                                                 ===============| ===============  ==============| ===============
                                                                |                                |
Weighted average number of common                               |                                |
   shares outstanding during the period               5,752,184 |     68,910,716       5,752,184 |     68,910,716
                                                 ===============| ===============  ==============| ===============

                                    The accompanying notes are an integral part of these statements.

                                    WKI HOLDING COMPANY, INC.
                                   CONSOLIDATED BALANCE SHEETS
                               (In thousands, except per share data)


                                                             (UNAUDITED)
ASSETS                                                    SEPTEMBER 28, 2003   DECEMBER 31, 2002
                                                         --------------------  ------------------
Current Assets
   Cash and cash equivalents                             $               967   $           40,117
   Accounts receivable (less allowances of $9,351 and
     $10,932 in 2003 and 2002, respectively)                          93,240               76,198
   Inventories, net                                                  148,697              146,593
   Prepaid expenses and other current assets                          17,220               15,578
                                                         --------------------  ------------------
        Total current assets                                         260,124              278,486

Other assets                                                          38,136               29,387
Property, plant and equipment, net                                   112,541               89,773
Other intangible assets, net                                         114,730               84,600
Goodwill                                                             183,225              260,527
                                                         --------------------  ------------------
TOTAL ASSETS                                             $           708,756   $          742,773
                                                         ====================  ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                      $            34,801   $           35,844
   Current portion of long-term debt                                   2,572                3,218
   Other current liabilities                                          73,369              121,926
                                                         --------------------  ------------------
        Total current liabilities                                    110,742              160,988

Long-term debt                                                       402,660              364,889
Pension and post-employment benefit obligations                       80,315               81,370
Other long-term liabilities                                            6,866                1,737
                                                         --------------------  ------------------
       Total liabilities                                             600,583              608,984
                                                         --------------------  ------------------

Minority interest in subsidiary                                        1,564                1,488
                                                         --------------------  ------------------

STOCKHOLDERS' EQUITY
Common stock - $0.01 par value; 15,000,000 shares
   authorized; 5,752,184 shares issued and outstanding                    58                   58
Additional paid-in capital                                           132,243              132,243
Accumulated deficit                                                  (23,544)                  --
Accumulated other comprehensive gain                                  (2,148)                  --
                                                         --------------------  ------------------
        Total stockholders' equity                                   106,609              132,301
                                                         --------------------  ------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $           708,756   $          742,773
                                                         ====================  ==================

                 The accompanying notes are an integral part of these statements.

                                    WKI HOLDING COMPANY, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                          (In thousands)


                                                                                |  PREDECESSOR
                                                                    SUCCESSOR   |    COMPANY
                                                                     COMPANY    |  FOR THE NINE
                                                                   FOR THE NINE |  MONTHS ENDED
                                                                   MONTHS ENDED |  SEPTEMBER 29,
                                                                   SEPTEMBER 28,|      2002
CASH FLOWS FROM OPERATING ACTIVITIES:                                  2003     | (AS RESTATED)
                                                                  --------------| ---------------
     Net loss                                                     $     (23,544)| $     (270,322)
     Adjustments to reconcile net loss to net cash used in                      |
     operating activities:                                                      |
        Depreciation and amortization                                    26,847 |         26,770
        Amortization of deferred financing fees                             421 |          2,099
        Reorganization items, net                                            -- |         23,190
        Impairment loss on intangible assets                                 -- |        202,089
        Provision for rationalization charges                                -- |          2,895
        Cash paid for rationalization charges                                -- |         (7,306)
        Cash paid for restructuring charges                                  -- |        (11,754)
        Other                                                            (1,637)|          1,468
     Changes in operating assets and liabilities:                               |
        Accounts receivable                                             (14,326)|         (8,949)
        Inventories                                                        (256)|         (3,330)
        Prepaid expenses and other current assets                        (1,558)|         (4,618)
        Accounts payable and other current liabilities                  (50,210)|          9,496
        Provision for post-retirement benefits, net of cash paid         (1,260)|         (6,959)
        Other assets and liabilities                                      1,563 |         (2,995)
                                                                  --------------| ---------------
           NET CASH USED IN OPERATING ACTIVITIES                        (63,960)|        (48,226)
                                                                  --------------| ---------------
                                                                                |
CASH FLOWS FROM INVESTING ACTIVITIES:                                           |
      Capital expenditures                                              (14,551)|        (11,028)
      Net proceeds from sale of assets                                    6,304 |             --
      Increase in restricted cash                                        (1,087)|           (661)
                                                                  --------------| ---------------
           NET CASH USED IN INVESTING ACTIVITIES                         (9,334)|        (11,689)
                                                                  --------------| ---------------
                                                                                |
CASH FLOWS FROM FINANCING ACTIVITIES:                                           |
     Borrowings on Successor revolving credit facility                   39,000 |             --
     Borrowing on debtor in possession credit facility                       -- |          7,000
     Repayment of Predecessor revolving credit facility                      -- |         (3,900)
     Repayment of long-term debt, other than revolving                          |
          credit facility                                                (1,875)|         (3,194)
     Payment of deferred financing fees                                  (2,981)|         (1,525)
                                                                  --------------| ---------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                      34,144 |         (1,619)
                                                                  --------------| ---------------
                                                                                |
Decrease in cash and cash equivalents                                   (39,150)|        (61,534)
Cash and cash equivalents - beginning of period                          40,117 |         66,805
                                                                  --------------| ---------------
                                                                                |
CASH AND CASH EQUIVALENTS - END OF PERIOD                         $         967 | $        5,271
                                                                  ==============| ===============

                   The accompanying notes are an integral part of these statements.

                            WKI HOLDING COMPANY, INC.
          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
                                  (In thousands)


                                                 |  PREDECESSOR
                                     SUCCESSOR   |    COMPANY
                                      COMPANY    | FOR THE NINE
                                   FOR THE NINE  | MONTHS ENDED
                                   MONTHS ENDED  | SEPTEMBER 29,
                                   SEPTEMBER 28, |     2002
                                       2003      | (AS RESTATED)
                                   ------------- |---------------
                                                 |
                                                 |
SUPPLEMENTAL DATA:                               |
                                                 |
Cash paid during the period for:                 |
--------------------------------                 |
                                                 |
     Interest                      $      20,682 |$        33,012
     Income taxes, net of refunds          3,234 |          2,488
                                                 |
Non-cash activity:                               |
------------------                               |
                                                 |
     Preferred stock dividends     $          -- |$         7,142

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

The market for the Company's products is highly competitive and the housewares industry has trended towards consolidation. Competition in the marketplace is affected not only by domestic manufacturers but also by the large volume of foreign imports. A number of factors affect competition in the sale of the Company's products, including, but not limited to, quality, price and merchandising parameters established by various distribution channels. Shelf space and placement is a key factor in determining retail sales of bakeware, dinnerware, kitchenware and rangetop cookware products. Other important competitive factors include new product introductions, brand identification, style, design, packaging and service levels.

The Company currently manufactures most of the finished goods comprising its dinnerware, glass bakeware and metal bakeware categories. The Company also purchases a significant amount of finished goods from various vendors in Asia and Europe to support its rangetop, kitchenware, cutlery, and ceramic bakeware
categories.   Reliance on finished goods suppliers could give rise to certain risks, such as interruptions in supply and quality issues, which are outside the Company's control. In addition, significant increases in the cost of energy, transportation or principal raw materials could have an adverse effect on results of operations.

Seasonal variation is a factor in the Company's business in that there is generally an increase in sales demand in the second half of the year driven by consumer spending at retailers during the holiday shopping season. This causes the Company to adjust its purchasing schedule to ensure proper inventory levels in support of second half of the year programs. Historically, between 55% and 60% of the Company's sales occur during the second half of the year. Because of the seasonality of the Company's business, results for any quarter are not necessarily indicative of the results that may be achieved for the full year. The Company's first, second and third fiscal quarters end on the Sunday nearest to the end of the calendar quarter and the fourth quarter ends on December 31.

The Company's third fiscal quarter in fiscal 2003 and fiscal 2002 ended on September 28, 2003 and September 29, 2002, respectively. The unaudited consolidated financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair statement of the results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. The consolidated financial statements are unaudited and should be read in conjunction with the Company's financial statements for the year ended December 31, 2002, which were filed under cover of Form 8-K on May 14, 2003. Certain 2002 amounts have been reclassified to conform to the 2003 presentation.

As a consequence of the implementation of Fresh Start Reporting (See Note 2) effective December 31, 2002, the financial information presented in the unaudited consolidated statement of operations and the corresponding statement of cash flows for the nine months ended September 28, 2003 is generally not comparable to the financial results for the nine months ended September 29, 2002. Any financial information herein labeled "Predecessor Company" refers to periods prior to the adoption of Fresh Start Reporting, while those labeled "Successor Company" refer to periods following the Company's reorganization. The lack of comparability in the accompanying unaudited consolidated financial statements relates primarily to the Company's capital structure (outstanding shares used in earnings per share calculations), debt and bankruptcy related costs, and depreciation and amortization related to adjusting property, plant and equipment and other intangible assets and liabilities to their fair value.


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

On November 15, 2002, the Debtors filed their second amended joint plan of reorganization (the "Plan") with the Court, which was confirmed on December 23, 2002 (the "Confirmation Date"). All material conditions precedent to the Plan becoming binding were resolved, for accounting purposes, on or prior to December 31, 2002, and, therefore, the Company recorded the effects of the Plan and Fresh Start Reporting as of that date. On the Effective Date, the Debtors legally emerged from their bankruptcy proceedings. At December 31, 2002, the Company recorded a $577.2 million reorganization gain reflecting the cancellation of debt pursuant to the Plan and to adjust the historical carrying value of its assets and liabilities to fair value, as defined by the reorganization value.

The Company's reorganization value of approximately $500 million, defined as post-emergence debt and equity ("Reorganization Value"), was determined based on an independent valuation by financial valuation experts after consideration of several factors and assumptions and by using various valuation methods, including cash flow multiples, price/earnings ratios and other relevant industry information.

On or about the Effective Date, with the effects reported herein on December 31, 2002, the following principal provisions of the Plan occurred:

     1. The Company's old common and preferred stock were cancelled for no consideration. New Common Stock in the amount of 5,752,184 shares was to be issued ("New Common Stock") to certain creditors, pursuant to the Plan, as described below.

     2. The Company's senior secured debt of approximately $577.1 million was discharged in return for the payment of $27.8 million in cash and the issuance of $240.1 million of new senior secured term loans, $123.2 million of new senior subordinated secured notes ("Senior Subordinated Notes") and the right to receive 4,528,201 shares (approximately 79%) of New Common Stock.

     3. The Company's $25 million revolving credit facility due to Borden Chemical, Inc. (the "Borden Credit Facility"), an affiliate of the Predecessor Company's primary stockholder (Kohlberg, Kravis, Roberts & Co. L.P. ("KKR")), was converted into the right to receive 615,483 shares (approximately 11%) of New Common Stock.

     4. The Company's 9-5/8% Notes in the amount of $211.1 million, including accrued interest, were converted into the right to receive 608,500 shares (approximately 10%) of New Common Stock.

     5. The Company agreed to pay $2.9 million to settle in full the 9- % Series B Senior Notes ("9- Notes") issued by EKCO Group Inc., a wholly owned subsidiary of the Company, and certain of its subsidiaries.

     6. The Company reinstated $4.9 million of pre-existing Industrial Revenue Bond claims (the "Reinstated IRB claims").

     7. The Debtors' $50 million debtor in possession financing was repaid in full and terminated, and the Company entered into a new Revolving Credit Agreement providing up to $75 million in availability subject to borrowing base restrictions.

     8. The Company became obligated to pay approximately $20.9 million of pre-petition liabilities to its vendors and other general unsecured creditors. Under the terms of the Debtors' Plan, general unsecured creditors of the Company will be paid 8.8% of the allowable claim amount. General unsecured creditors of the Company's domestic operating subsidiaries will be paid 60% of the allowable claim amount. These payments will be made as prescribed by the Court at various distribution dates as claims are reconciled or otherwise resolved.

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

Fresh Start Reporting adjustments reflect the application of Statement of Financial Accounting Standard No. 141 "Business Combinations" ("SFAS No. 141"), which requires a reorganized entity to record its assets and liabilities at
their fair value.   The Company used its newly determined Reorganization Value to define the fair value of debt and equity at December 31, 2002. The resulting reorganized equity value of $132.3 million was allocated to individual assets and liabilities using the principles of SFAS No. 141. The difference between the reorganized equity value described above and the resulting fair value of assets and liabilities was recorded as goodwill. The Company used independent valuation experts where necessary to estimate the fair value of major components of the balance sheet including trademarks, patents, customer relationships, property, plant and equipment and pension benefit obligations. The Fresh Start Reporting adjustments recorded in the first nine months of 2003 resulted in a reduction to goodwill of $77.3 million.

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

The Company's trademarks and exclusive licenses are recognizable household names and are renewable solely at the discretion of the Company; as such, they were determined to have indefinite lives and are not amortized, but will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset(s) might be impaired. An exclusive distribution agreement valued at $7.1 million was determined to have a definite life based on the term of the governing contract and is amortized over the remaining estimated useful life as of January 1, 2003 of 8.7 years.

Fair valuation adjustments for certain customer relationships were recorded as of January 1, 2003, and were determined using the excess income approach for significant customers within the Company's mass merchandising distribution channels and the cost approach for certain other distribution channels. The Company's customer relationships were valued at $24.8 million. Intangible assets associated with significant customers within the Company's mass merchandising distribution channels are amortized over their estimated remaining useful lives of 10 years. Intangible assets associated with certain other distribution channels will be amortized over their estimated useful lives of 9 years using the double declining balance method, which is representative of the contractual turnover of customers within those distribution channels.

Fair valuation adjustments for certain patents were recorded as of January 1, 2003, and were determined using the excess income and relief from royalty approaches. The Company's patents were valued at $23.0 million with estimated remaining useful lives ranging from 4 to 18 years based on the expiration of the patent under federal law.

Fair valuation adjustments for property, plant and equipment were also recorded as of January 1, 2003. The fair value of the Company's property, plant, and equipment was determined to be $28.4 million more than the net book value at December 31, 2002. The Company adjusted its carrying value of property, plant and equipment as of January 1, 2003 as follows: $4.6 million for land, $12.6 million for buildings, and $11.2 million for machinery and equipment. The Company will depreciate these assets over their newly estimated remaining useful lives as of January 1, 2003.

The Company used market data to determine the fair value of the Company's precious metals, principally platinum and rhodium. As a result, the Company increased the fair value of its precious metals by $14.9 million as of January 1, 2003. Precious metals are classified as other assets in the Consolidated Balance Sheet.

In December 2002, pension benefit obligations were written up to fair value, equal to the projected benefit obligation of $31.7 million as of December 31, 2002, as determined by the Company's third-party actuary. Previously recorded other comprehensive income related to unrecognized actuarial losses of $28.3 million and an intangible asset related to prior unrecognized service cost of $5.7 million were written off.

The effect of the Plan and implementation of Fresh Start Reporting on the consolidated balance sheet was as follows:

                                         Predecessor                                                                 Successor
                                           Company                                     Fresh Start Reporting          Company
                                        --------------                          ----------------------------------  -----------
                                                                                    As of             Additional
                                         December 31,    Reorganization          December 31,         Adjustments   January 1,
                                             2002         Adjustments                2002                 (A)          2003
                                        --------------  ----------------        --------------       -------------  -----------
ASSETS
Current Assets
   Cash and cash equivalents            $      40,117   $            --         $          --        $         --   $    40,117
   Accounts receivable, net                    76,198                --                    --                  --        76,198
   Inventories, net                           146,593                --                    --                  --       146,593
   Prepaid expenses and other current
     assets                                    15,578                --                    --                  --        15,578
                                        --------------  ----------------        --------------       -------------  -----------
        Total current assets                  278,486                --                    --                  --       278,486

Other assets                                   35,038                --                (5,651)  F          14,902        44,289
Property, plant and equipment, net             89,773                --                    --              28,356       118,129
Other intangible assets, net                   84,600                --                    --              34,044       118,644
Goodwill                                       55,985                --               204,542   G         (77,302)      183,225
                                        --------------  ----------------        --------------       -------------  -----------
TOTAL ASSETS                            $     543,882   $            --         $     198,891        $         --   $   742,773
                                        ==============  ================        ==============       =============  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
   Accounts payable                     $      47,281   $            --         $          --        $         --   $    47,281
                                                                                --------------
   Current portion of long-term debt                -             3,218   C                --                  --         3,218
   Other current liabilities                   56,400            54,089   B, C             --                  --       110,489
                                        --------------  ----------------        --------------       -------------  -----------
        Total current liabilities             103,681            57,307                    --                  --       160,988

Liabilities subject to compromise             887,340          (887,340)  D                --                  --            --
Long-term debt                                     --           364,889   C                --                  --       364,889
Pension and post-employment benefit
   obligations                                 77,737                --                 3,633   F              --        81,370
Other long-term liabilities                     1,737                --                    --                  --         1,737
                                        --------------  ----------------        --------------       -------------  -----------
       Total liabilities                    1,070,495          (465,144)                3,633                  --       608,984

Minority interest in subsidiary                 1,488                --                    --                  --         1,488

Stockholders' Equity (Deficit)
     Old Preferred stock                       98,142           (98,142)  E                --                  --            --
     Old Common stock                             696              (696)  E                --                  --            --
     New Common stock                              --                58   C                --                  --            58
     Common stock held in treasury             (2,155)            2,155   E                --                  --            --
     Contributed capital                      607,783                --              (607,783)  H              --            --
     Additional paid-in capital                    --           132,243   E                --                  --       132,243
     Accumulated deficit                   (1,201,287)          429,526   D           771,761   H              --            --
     Accumulated other comprehensive loss     (31,280)               --                31,280   H              --            --
                                        --------------  ----------------        --------------       -------------  -----------
Total stockholders' equity (deficit)         (528,101)          465,144               195,258                  --       132,301
                                        --------------  ----------------        --------------       -------------  -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                     $     543,882   $            --         $     198,891        $         --   $   742,773
                                        ==============  ================        ==============       =============  ===========


     A. As of December 31, 2002, the Company was still in the process of evaluating the fair value of certain assets for allocation of the reorganization value. Additional adjustments were recorded as of January 1, 2003.
     B. Estimated payables and reinstated tax claims at December 31, 2002 associated with the effects of the Plan were $54.1 million. Of this amount, $27.2 million was paid on the Effective Date.
     C. In accordance with the Plan, Allowed Bank Loan Claims under the Prepetition Credit Facility in the amount of $552.1 million were converted into $104.1 million in New Common Stock, $240.1 million in principal amount of new Senior Secured Term Loans and $123.2 million in principal amount of the new Senior Secured Subordinated Notes. The remaining $2.7 million was paid on the Effective Date and is included in other current liabilities.
     D. Estimated settlement of liabilities subject to compromise and other transactions in connection with the Plan. As a result of the consummation of the Plan, the Company recognized an estimated gain on the reorganization. This gain was recorded in the Predecessor Company's statement of operations as a component of net reorganization items.

     Gain on discharge of prepetition liabilities:
          Bank Loan Claims                          $ 82,002
          Borden Claim                                12,044
          9-5/8% Notes                               197,080
          Unsecured Claims                            14,082
          Elimination of Old Stock                   122,951
          Surrender of Hamilton, Ohio property in
               satisfaction of certain IRB Claims      1,367
                                                    --------
     Gain on discharge of prepetition liabilities   $429,526
                                                    ========

     E. Old WKI Common Stock and Old WKI Preferred Stock and accrued but unpaid dividends and any related interest were cancelled on the Effective Date for no consideration.
     F. Fair value adjustments as of December 31, 2002, in accordance with Fresh Start Reporting.
     G. Excess reorganization value over the fair value of the Company's assets and liabilities.
     H. Elimination of accumulated deficit, accumulated other comprehensive loss and contributed capital in accordance with Fresh Start Reporting.


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

At December 31, 2002, pursuant to Fresh Start Reporting, the Company increased goodwill by $204.5 million, which represents the excess of the reorganized equity value over the fair value of the Company's assets and liabilities. Subsequent Fresh Start Reporting valuations which occurred during the allocation period resulted in a $77.3 million reduction of goodwill and corresponding increase to other assets and liabilities (see Note 2). The Company will test remaining goodwill of $183.2 million and indefinite-lived trademarks and exclusive licenses of $64.2 million for impairment at least annually in accordance with SFAS No. 142.

Intangible assets with finite lives at September 28, 2003 are summarized as follows (in thousands):

                              GROSS    ACCUMULATED
                             BALANCE   AMORTIZATION   NET BALANCE
                             --------  -------------  ------------
     Patents                 $ 23,000  $       1,755  $     21,245
     Customer relationships    24,750          2,178        22,572
     Distribution agreement     7,100            420         6,680

These assets are classified as other intangible assets in the Consolidated Balance Sheet and their related amortization expense is recorded as other expense in the Consolidated Statement of Operations. The estimated aggregate amortization expense for each of the five succeeding fiscal years is $7.5 million.


(4)  SUPPLEMENTAL BALANCE SHEET DATA

Inventories at September 28, 2003 and December 31, 2002 consisted of the following:

     INVENTORIES
     (IN THOUSANDS):                SEPTEMBER 28, 2003   DECEMBER 31, 2002
                                    -------------------  ------------------
     Finished and in-process goods  $           115,399  $          117,401
     Raw materials and supplies                  33,298              29,192
                                    -------------------  ------------------
                                    $           148,697  $          146,593
                                    ===================  ==================

The Company increased the value of its precious metals by $14.9 million to reflect the fair value at December 31, 2002. The Company used published market data to determine the fair value of the Company's precious metals, principally platinum and rhodium. Other assets at September 28, 2003 and December 31, 2002 consisted of the following:

     OTHER ASSETS
     (IN THOUSANDS):  SEPTEMBER 28, 2003   DECEMBER 31, 2002
                      -------------------  ------------------
     Precious metals  $            20,376  $           10,829
     Other assets                  17,760              18,558
                      -------------------  ------------------
                      $            38,136  $           29,387
                      ===================  ==================

Fair valuation adjustments for property, plant and equipment were also recorded as of January 1, 2003. The fair value of the Company's property plant, and equipment was determined to be $28.4 million more than the net book value at December 31, 2002. The Company adjusted its carrying value of property, plant and equipment as of January 1, 2003 as follows: $4.6 million for land, $12.6 million for buildings, and $11.2 million for machinery and equipment. The Company will depreciate these assets over their newly estimated remaining useful lives as of January 1, 2003. Property, plant and equipment at September 28, 2003 and December 31, 2002 consisted of the following:

     PROPERTY, PLANT AND EQUIPMENT
     (IN THOUSANDS):                SEPTEMBER 28, 2003   DECEMBER 31, 2002
                                    -------------------  ------------------
     Land                           $             6,986  $            3,145
     Buildings                                   28,807              15,249
     Machinery and equipment                     92,650              71,379
                                    -------------------  ------------------
                                                128,443              89,773
     Accumulated depreciation                    15,902                  --
                                    -------------------  ------------------
                                    $           112,541  $           89,773
                                    ===================  ==================


Other liabilities at September 28, 2003 and December 31, 2002 consisted of the following:

     OTHER CURRENT LIABILITIES
     (IN THOUSANDS):                    SEPTEMBER 28, 2003   DECEMBER 31, 2002
                                        -------------------  ------------------
     Wages and employee benefits        $            18,961  $           16,820
     Accrued advertising and promotion               17,055              17,380
     Accrued interest                                 5,683               3,982
     Reorganization accruals                         13,626              64,974
     Other accrued expenses                          18,044              18,770
                                        -------------------  ------------------
                                        $            73,369  $          121,926
                                        ===================  ==================


(5)  RELATED PARTY TRANSACTIONS

SUCCESSOR COMPANY

Interest Expense and Debt Issuance Fees

Upon emergence from bankruptcy, certain creditors of the Predecessor Company
became principal owners of the Successor Company.   During the nine months ended
September 28, 2003, the Company recorded $7.8 million in interest expense and paid $1.0 million in debt issuance fees, collectively, to these principal owners. See Note 6 for further information on the Company's debt agreements.

PREDECESSOR COMPANY

Interest Expense

Pursuant to a Credit Agreement dated as of August 24, 2000, as amended and restated as of April 12, 2001 (and as further amended from time to time thereafter), between the Predecessor Company and Borden, the Predecessor Company obtained from Borden a temporary $50 million revolving credit facility (the "Borden Credit Facility"), from which $40 million was initially made available, and which was reduced, in accordance with its terms, on August 16, 2001 to a $25 million revolving credit facility. During the nine months ended September 29, 2002, the Predecessor Company recorded $1.1 million in interest expense related to the Borden Credit Facility and paid $0.7 million through the Filing Date. Interest expense related to the Borden Credit Facility was accrued during the Chapter 11 process and $1.3 million was paid in full on the Effective Date. The Borden Credit Facility was secured with an interest on the Predecessor Company's assets that was second in priority behind the interests securing the Amended and Restated Credit Agreement with certain bank lenders (the "Predecessor Senior Credit Facility"). In accordance with the Plan, the Borden Credit Facility principal balance of $25 million was converted into 615,483 shares of New Common Stock with an aggregate value of approximately $14.2 million, constituting approximately 10.7% of the outstanding shares of the Successor Company (excluding the impact of shares reserved for issuance pursuant to the Management Stock Plan).

An affiliate of the Predecessor Company and of KKR purchased 9 5/8% Notes previously issued by the Predecessor Company in the open market or by other means. As of September 29, 2002, affiliates had purchased an aggregate of $80.5 million of 9 5/8% Notes in open market transactions. In accordance with the Plan, the affiliates' balance on the Filing Date of $80.5 million of 9 5/8% Notes was converted into 128,193 shares of New Common Stock, which constitutes approximately 2.2% of the outstanding shares of the Successor Company (excluding shares reserved for issuance pursuant to the Management Stock Plan). On the Effective Date, the affiliates' balance of $36.7 million in face amount of loans under the Predecessor Company's Senior Credit Facility was discharged in return for its pro rata share of 1) $2.75 million in cash, 2) 4,528,201 shares of New Common Stock, 3) $240.05 million in principal amount of Term Loans and 4) $123.15 million in principal amount of Senior Subordinated Notes.

Preferred dividends

Prior to April 1, 1998, the Predecessor Company operated as a wholly-owned subsidiary of Corning Incorporated ("Corning"). In connection with the recapitalization of the Predecessor Company on April 1, 1998 (the "Recapitalization"), the Predecessor Company issued $30.0 million in 12% cumulative junior pay- in-kind stock to CCPC Acquisition Corp ("CCPC Acquisition"), its majority shareholder. The cumulative junior preferred stock consisted of 1.2 million shares with each share having a liquidation preference of $25. The cumulative junior preferred stock provided for the payment of dividends in cash, additional shares of junior preferred stock or a combination thereof of $0.75 per share per calendar quarter, if and when declared by the Predecessor Company's board of directors. The Predecessor Company stopped accruing dividends on the Filing Date and as of that date had accrued but not paid $19.1 million in preferred stock dividends, of which $2.4 million was expensed during the nine months ended September 29, 2002. As the dividends were expected to be settled by issuing additional shares of preferred stock, the dividends were recorded in preferred stock in the Predecessor Company balance sheets. In connection with the Plan, the preferred stock, including any accrued dividends thereon, was canceled for no consideration on the Effective Date.

In the fourth quarter of 1999, the Predecessor Company issued $50.0 million in 16% cumulative junior preferred stock to Borden. The cumulative junior preferred stock consisted of two million shares with each share having a liquidation preference of $25. The cumulative junior preferred stock provided for the payment of cash dividends of $1.00 per share per quarter whether or not declared by the Predecessor Company if certain financial ratios were satisfied. The Predecessor Company stopped accruing dividends on the Filing Date and as of that date had accrued but not paid $25.3 million in preferred stock dividends, of which $4.8 million was expensed during the nine months ended September 29, 2002. As the dividends were expected to be paid in cash, the dividends payable were recorded as other long-term liabilities in the Predecessor Company balance sheets. In connection with the Plan, the preferred stock, including accrued dividends thereon, were canceled for no consideration on the Effective Date.

Services provided by Corning, Inc.

In connection with the Recapitalization, Corning and the Predecessor Company entered into several agreements whereby Corning would provide certain goods and services to the Company and would share certain facilities at terms specified in the agreements. Management believes that the methodology used by Corning to charge these costs was reasonable, but may not necessarily be indicative of the costs that would have been incurred had these functions been performed by the Company. For the nine months ended September 29, 2002, the Predecessor Company incurred $1.7 million in services provided by Corning. Upon the Effective Date, all of the common stock held by Corning was canceled as part of the bankruptcy reorganization and Corning ceased to be a related party.

Management Fees

In connection with the Recapitalization, the Predecessor Company and Borden entered into an agreement pursuant to which Borden provided certain management, consulting and financial services to the Predecessor Company. During the nine months ended September 29, 2002, the Predecessor Company incurred $0.2 million in services and expensed $1.9 million under the management agreement. This agreement was canceled on the Effective Date and amounts owing Borden were settled in accordance with the Plan.


(6)  BORROWINGS

Debt outstanding as of September 28, 2003 and December 31, 2002, and weighted average interest rates over the nine-month period ended September 28, 2003 and year ended December 31, 2002, are as follows (in thousands):

                                             SEPTEMBER 28, 2003       DECEMBER 31, 2002
                                          ------------------------  ---------------------
                                                       DUE WITHIN              DUE WITHIN
                                           LONG-TERM    ONE YEAR    LONG-TERM   ONE YEAR
                                          -----------  -----------  ----------  ---------

Senior secured term loan, at an average
   rate of 4.8%, due March 2008           $   236,449  $     2,401  $  237,649  $   2,401

12% senior subordinated notes due
   January 2010                               123,150           --     123,150         --

Revolver at an average rate of 4.3%            39,000           --          --         --

Industrial Revenue Bonds, at an average
   rate of 4.49% and 5.83%                      4,061          171       4,090        817
                                          -----------  -----------  ----------  ---------
Total Debt                                $   402,660  $     2,572  $  364,889  $   3,218
                                          ===========  ===========  ==========  =========

In connection with the bankruptcy reorganization, on the Effective Date, the Company entered into a new Revolving Credit Agreement (the "Revolver") with a
group of lenders.   The new facility provides for a revolving credit loan
facility and letters of credit in a combined maximum principal amount equal to the lesser of $75 million or a specified borrowing base, which is based upon eligible receivables and eligible inventory, with a maximum issuance of $25 million for letters of credit. The Revolver is secured by a first priority lien on substantially all assets of the Company and its domestic subsidiaries, as well as on the stock of most of the Company's subsidiaries (with the latter, in the case of the Company's non-U.S. subsidiaries, being limited to 65% of their capital stock) (collectively, the "Collateral"). The Company is required to reduce its direct borrowings, excluding letters of credit, on the Revolver to zero for a period of 15 consecutive days in fiscal year 2004 and for a period of 30 consecutive days in each fiscal year thereafter. The rate of interest charged is adjusted quarterly based on a pricing grid, which is a function of the ratio of the Company's total debt to Adjusted EBITDA, as defined in the loan documents. The credit facility provides the Company the option of borrowing at a spread over the base rate (as defined) for base rate loans or the Adjusted London Interbank Offered Rate (LIBOR) for Eurodollar loans. In addition, the Company pays a quarterly commitment fee of 0.50% on the average daily unused amount. As of October 31, 2003, the Company had $20.7 million available under the Revolver after consideration of borrowing base limits at that date.

Pursuant to the Plan, on the Effective Date, the Company entered into a senior secured term loan with certain secured lenders in the aggregate principal amount of $240.1 million (the "Term Loan"), and issued Senior

Subordinated Notes in the aggregate principal amount of $123.2 million, in partial satisfaction of its prepetition secured lenders' claims against the Predecessor Company.

Under the Term Loan, interest accrues at the Company's election at either JPMorgan Chase's prime rate plus 2.5%, the Federal Funds Effective Rate plus 3.0% or LIBOR times the Statutory Reserve Rate (as defined in the Credit Agreement) plus 3.5%. The Term Loan is secured by a second priority lien on the Collateral. The Term Loan requires quarterly principal payments of approximately $0.6 million beginning April 4, 2003 through December 31, 2007, with a remaining balloon payment of approximately $228 million due on March 31,
2008.   The Company is required to prepay some or all of outstanding obligations under the Term Loan upon certain conditions or events as specified in the related loan documents.

The Revolver and Term Loan agreements contain usual and customary restrictions including, but not limited to, limitations on dividends, redemptions and repurchases of capital stock, prepayments of debt (other than the Revolver), additional indebtedness, capital expenditures, mergers, acquisitions, recapitalizations, asset sales, transactions with affiliates, changes in business and the amendment of material agreements. Additionally, the Revolver and Term Loan contain customary financial covenants relating to minimum levels of EBITDA and maximum leverage ratios and fixed charge coverage ratios. In the second quarter management negotiated an amendment to the Revolver that 1) increases the inventory advance in the calculation of the Company's borrowing base from 125% to 175% of eligible accounts receivable during the period from July 1, 2003, through November 1, 2003, and 2) decreases the required minimum consolidated EBITDA to levels close to those in the Term Loan for the second, third and fourth quarters of 2003. The Company is currently in compliance with all of the financial restrictions and financial covenants of the new Revolver. The Senior Subordinated Notes are collateralized by a third priority lien on the Collateral and pay interest semi-annually on each January 31 and July 31 at 12% per annum. The Senior Subordinated Notes have no sinking fund requirement and are redeemable, in whole or in part, at the option of the Company beginning January 31, 2008 upon payment of a redemption premium.

Pursuant to the Plan, $4.9 million in industrial revenue bonds were reinstated on the Effective Date. Certain of these bonds with remaining principal of $0.1 million as of September 28, 2003 and $0.9 million as of December 31, 2002, bear interest at 3% and mature in September 2003 and September 2004. The balance of the bonds have remaining principal of $4.0 million as of September 28, 2003, bear interest at 6.25% and mature August 2005.


(7)  COMMITMENTS AND CONTINGENCIES

Litigation

The Company is a defendant or plaintiff in various claims and lawsuits arising in the normal course of business. As a result of the bankruptcy proceedings, holders of litigation claims that arose prior to May 31, 2002 retain all rights to proceed against the Company under certain limitations of the Court. The Company believes, based upon information it currently possesses and taking into account established reserves for estimated liabilities and its insurance coverage, that the ultimate outcome of these proceedings and actions is unlikely to have a material adverse effect on the Company's financial statements. It is possible, however, that some matters could be decided unfavorably to the Company, and could require the Company to pay damages or make other expenditures in amounts that could be material but cannot be estimated as of September 28, 2003.

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

It is the Company's policy to accrue for remediation costs when it is probable that such costs will be incurred and when a range of loss can be reasonably estimated. The Company has accrued approximately $0.3 million as of September 28, 2003 for probable environmental remediation and restoration liabilities. Based on currently available information and analysis, the Company believes that it is possible that costs associated with such liabilities or as yet unknown liabilities may exceed current reserves in amounts or a range of amounts that
could be material but cannot be estimated as of September 28, 2003.   There can
be no assurance that activities at these or any other facilities or future facilities may not result in additional environmental claims being asserted against the Company or additional investigations or remedial actions being required.

Letters of Credit

In the normal course of business and as collateral for performance, the Company is contingently liable under standby and import letters of credit totaling $13.4 million and $13.6 million as of September 28, 2003 and December 31, 2002, respectively.

Interest Rate Swap

The Company enters into interest rate swaps to lower funding costs or to alter interest rate exposures between fixed and floating rates on long-term debt. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed upon notional principal amount. Under the Revolver and Term Loan the Company is required to enter into interest rate protection agreements, as agreed by the administrative agent, the effect of which is to fix or limit the interest cost. On August 6, 2003, the Company entered into interest rate swaps with a combined notional amount of $145
million, which expire on March 31, 2008.   These interest rate swaps convert
variable rate interest to an average fixed rate of 3.69% over the term of the swap agreements. As of September 28, 2003 the swaps had a combined fair value of $(5.0) million which is included in other comprehensive income and other long-term liabilities on the consolidated balance sheet. A 1% change in the market interest rates would result in a corresponding change of $6.1 million in the combined fair value of the interest rate swaps.


(8)  SEGMENT INFORMATION

The Company manages its business on the basis of one reportable segment-the worldwide manufacturing and marketing of consumer kitchenware products. The Company believes its operating segments have similar economic characteristics and meet the aggregation criteria of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

(9)  COMPREHENSIVE LOSS

For the periods ended September 28, 2003 and September 29, 2002, total comprehensive loss was as follows (in thousands):

                               SUCCESSOR   |   PREDECESSOR      SUCCESSOR   |   PREDECESSOR
                                COMPANY    |     COMPANY         COMPANY    |     COMPANY
                                FOR THE    |     FOR THE       FOR THE NINE |  FOR THE NINE
                             QUARTER ENDED |  QUARTER ENDED    MONTHS ENDED |  MONTHS ENDED
                             SEPTEMBER 28, |  SEPTEMBER 29,     SEPTEMBER   |  SEPTEMBER 29,
                                 2003      |      2002           28, 2003   |      2002
                            ---------------| ---------------  --------------| ---------------
                                           |                                |
Net income (loss)           $        5,198 | $      (13,151)  $     (23,544)| $     (270,322)
Foreign currency                           |                                |
   translation adjustment             (756)|           (752)          2,850 |         (2,582)
Derivative fair value                      |                                |
   adjustment                       (4,998)|             61          (4,998)|           (589)
                            ---------------| ---------------  --------------| ---------------
                                           |                                |
Comprehensive loss          $         (556)| $      (13,842)  $     (25,692)| $     (273,493)
                            ===============| ===============  ==============| ===============


(10) STOCK COMPENSATION PLAN

As of the Effective Date, the Successor Company entered into the Management Stock Plan, under which a total of 710,942 shares of new common stock are available for issuance. The Management Stock Plan is designed to attract, retain and motivate key employees and non-employee directors. The Company accounts for stock based compensation cost under these plans using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." The Company follows the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation", which defines a fair value-based method of accounting for stock-based compensation and SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123."

On May 29, 2003 ("Grant Date") 611,946 options were issued to key employees and non-employee directors at a price of $18.25 a share. The options vest ratably over four years (which may be accelerated under certain conditions) and expire 10 years from the Grant Date. None of the options were exercisable at September 28, 2003. The exercise price at the Grant Date for each option was equal to its fair value and, as such, no compensation expense was recorded. Recording the options under the fair value based method would result in only a nominal effect to the financial statements.


(11) NEW ACCOUNTING PRONOUNCEMENTS

In November 2002, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statement No. 5, 57, and 107 and rescission of FASB Interpretation No. 34." FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies" relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. For guarantees that fall within the scope of FIN 45, the Interpretation requires that guarantors recognize a liability equal to the fair value of the guarantee upon its issuance. The disclosure provisions of the Interpretation are effective for the financial statements of interim or annual period that end after

December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's year-end. The Company has not entered into any guarantees subsequent to December 15, 2002 and does not expect the measurement provisions of FIN 45 to have a material effect on its results of operations and financial position.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. FIN 46 changes certain consolidation requirements by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. This Interpretation applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. For variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, application begins in the first fiscal year or interim period beginning after December 15, 2003. The Company is currently assessing the impact of FIN 46 on its consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company is currently assessing the impact of SFAS No. 149 on its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently assessing the impact of SFAS No. 150 on its consolidated financial statements.

WKI HOLDING COMPANY, INC.


ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company for the periods ended September 28, 2003 and September 29, 2002, and related notes to the Consolidated Financial Statements included elsewhere herein.

BACKGROUND

WKI Holding Company Inc. (the "Company," "WKI," "we," or "our") is a leading manufacturer and marketer of consumer bakeware, dinnerware, kitchen and household tools, rangetop cookware and cutlery products. We have strong positions in major channels of distribution for our products in North America and have also achieved a significant presence in certain international markets, primarily Asia and Australia. In North America, we sell both on a wholesale basis to mass merchants, department stores, specialty retailers, and grocery chains and on a retail basis, through Company-operated factory outlet stores. Our top five customers accounted for over 38.5% of gross sales in the first nine months of 2003, with our largest customer being Wal-Mart. In the international market, we have established our presence on a wholesale basis through an international sales force coupled with localized distribution and marketing capabilities.

The market for our products is highly competitive and the housewares industry has trended toward consolidation. Competition in the marketplace is affected not only by domestic manufacturers but also by the large volume of foreign imports. A number of factors affect competition in the sale of our products, including, but not limited to, quality, price and merchandising parameters established by various distribution channels. Shelf space and placement is a key factor in determining retail sales of bakeware, dinnerware, kitchenware and rangetop cookware products. Other important competitive factors include new product introductions, brand identification, style, design, packaging and service levels. As part of our strategic commitment to consolidate our focus, reduce costs, leverage our brands and gain new distribution opportunities, from time to time we review our brands, product lines and distribution arrangements and evaluate them in light of strategic initiatives and competitive factors.

We currently manufacture most of our finished goods, comprising our dinnerware, glass bakeware and metal bakeware categories. We also purchase a significant amount of finished goods from various vendors in Asia and Europe to support our rangetop, kitchenware, cutlery and ceramic bakeware categories. Reliance on finished goods suppliers could give rise to certain risks, such as interruptions in supply and quality issues, which are outside our control. In addition, significant increases in the cost of energy, transportation or principal raw materials could have an adverse effect on results of operations.

Seasonal variation is a factor in our business in that there is generally an increase in sales demand in the second half of the year driven by consumer spending at retailers during the holiday shopping season. This causes us to adjust our purchasing schedule to ensure proper inventory levels in support of second half of the year programs. Historically, between 55% and 60% of our sales occur during the second half of the year. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full year.

We do not believe that inflation has had a material effect on our results during the periods presented. However, there can be no assurance that we would not be affected by inflation in the future.

In the first quarter of 2003, weak economic conditions and global uncertainties impacted our operations as customers responded to poor fourth quarter 2002 consumer demand by managing their inventory levels. This slowdown compared to the prior year continued into the second quarter of 2003. In addition, we have continued to close unprofitable retail store outlets and have experienced a loss of distribution in certain categories that resulted, in part, from the bankruptcy reorganization and lack of new products and promotional spending in
2002.   The impact from these factors continued to have an effect in the third quarter of 2003 with net sales for the quarter and nine months ended September 29, 2003 being below prior year levels. In spite of decreased sales volume we generated positive operating income in the third quarter of 2003 versus an operating loss in the third quarter of 2002 as a result of margin improvements and lower selling, general and administrative expenses.

The Company plans to focus on new products and customer promotional programs in the fourth quarter; however, we expect that the loss of distribution early in the year at certain key retailers and competitive pressures within the grocery channel will continue to impact our fourth quarter revenues. We currently expect net sales for the fourth quarter of 2003 to be below prior year amounts. Fourth quarter operating income is currently expected to be below prior year levels with increased marketing and promotional spending and decreased volumes, partially offset by manufacturing cost reductions. However, gross margin as a percentage of sales should be favorable to the prior year. General economic conditions, our dependence on consumer demand and continued competitive pressures make it difficult to predict volumes in the fourth quarter of the year and as such changes in these conditions could alter our outlook.

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

On November 15, 2002, the Debtors filed their second amended joint plan of reorganization (the "Plan") with the Court, which was confirmed on December 23, 2002 (the "Confirmation Date"). All material conditions precedent to the Plan becoming binding were resolved, for accounting purposes, on or prior to December 31, 2002, and, therefore, the Company recorded the effects of the Plan and Fresh Start Reporting as of that date. On the Effective Date, the Debtors legally emerged from their bankruptcy proceedings. At December 31, 2002, the Company recorded a $577.2 million reorganization gain reflecting the cancellation of debt pursuant to the Plan and to adjust the historical carrying value of its assets and liabilities to fair value, as defined by the reorganization value.

The Company's reorganization value of approximately $500 million, defined as post-emergence debt and equity ("Reorganization Value"), was determined based on an independent valuation by financial valuation experts after consideration of several factors and assumptions and by using various valuation methods, including cash flow multiples, price/earnings ratios and other relevant industry information.

On or about the Effective Date, with the effects reported herein on December 31, 2002, the following principal provisions of the Plan occurred:

     1. The Company's old common and preferred stock were cancelled for no consideration. New Common Stock in the amount of 5,752,184 shares was to be issued ("New Common Stock") to certain creditors, pursuant to the Plan, as described below.

     2. The Company's senior secured debt of approximately $577.1 million was discharged in return for the payment of $27.8 million in cash and the issuance of $240.1 million of new senior secured term loans, $123.2 million of new senior subordinated secured notes ("Senior Subordinated Notes") and the right to receive 4,528,201 shares (approximately 79%) of New Common Stock.

     3. The Company's $25 million revolving credit facility due to Borden Chemical, Inc. (the "Borden Credit Facility"), an affiliate of the Predecessor Company's primary stockholder (Kohlberg, Kravis, Roberts & Co. L.P. ("KKR")), was converted into the right to receive 615,483 shares (approximately 11%) of New Common Stock.

     4. The Company's 9-5/8% Notes in the amount of $211.1 million, including accrued interest, were converted into the right to receive 608,500 shares (approximately 10%) of New Common Stock.

     5. The Company agreed to pay $2.9 million to settle in full the 9- % Series B Senior Notes ("9- Notes") issued by EKCO Group Inc., a wholly owned subsidiary of the Company, and certain of its subsidiaries.

     6. The Company reinstated $4.9 million of pre-existing Industrial Revenue Bond claims (the "Reinstated IRB claims").

     7. The Debtors' $50 million debtor in possession financing was repaid in full and terminated, and the Company entered into a new Revolving Credit Agreement providing up to $75 million in availability subject to borrowing base restrictions.

     8. The Company became obligated to pay approximately $20.9 million of pre-petition liabilities to its vendors and other general unsecured creditors. Under the terms of the Debtors' Plan, general unsecured creditors of the Company will be paid 8.8% of the allowable claim amount. General unsecured creditors of the Company's domestic operating subsidiaries will be paid 60% of the allowable claim amount. These payments will be made as prescribed by the Court at various distribution dates as claims are reconciled or otherwise resolved.

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

Fresh Start Reporting adjustments reflect the application of Statement of Financial Accounting Standard No. 141 "Business Combinations" ("SFAS No. 141"), which requires a reorganized entity to record its assets and liabilities at their fair value. The Company used its newly determined Reorganization Value to define the fair value of debt and equity at December 31, 2002. The resulting reorganized equity value of $132.3 million was allocated to individual assets and liabilities using the principles of SFAS No. 141. The difference between the reorganized equity value described above and the resulting fair value of assets and liabilities was recorded as goodwill. The Company used independent valuation experts where necessary to estimate the fair value of major components of the balance sheet including trademarks, patents, customer relationships, property, plant and equipment and pension benefit obligations. The Fresh Start Reporting adjustments recorded in the first nine months of 2003 resulted in a reduction to goodwill of $77.3 million.

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

The Company's trademarks and exclusive licenses are recognizable household names and are renewable solely at the discretion of the Company; as such, they were determined to have indefinite lives and are not amortized, but will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset(s) might be impaired. An exclusive distribution agreement valued at $7.1 million was determined to have a definite life based on the term of the governing contract and is amortized over the remaining estimated useful life as of January 1, 2003 of 8.7 years.

Fair valuation adjustments for certain customer relationships were recorded as of January 1, 2003, and were determined using the excess income approach for significant customers within the Company's mass merchandising distribution channels and the cost approach for certain other distribution channels. The Company's customer relationships were valued at $24.8 million. Intangible assets associated with significant customers within the Company's mass merchandising distribution channels are amortized over their estimated remaining useful lives of 10 years. Intangible assets associated with certain other distribution channels will be amortized over their estimated useful lives of 9 years using the double declining balance method, which is representative of the contractual turnover of customers within those distribution channels.

Fair valuation adjustments for certain patents were recorded as of January 1, 2003, and were determined using the excess income and relief from royalty approaches. The Company's patents were valued at $23.0 million with estimated remaining useful lives ranging from 4 to 18 years based on the expiration of the patent under federal law.

Fair valuation adjustments for property, plant and equipment were also recorded as of January 1, 2003. The fair value of the Company's property, plant, and equipment was determined to be $28.4 million more than the net book value at December 31, 2002. The Company adjusted its carrying value of property, plant and equipment as of January 1, 2003 as follows: $4.6 million for land, $12.6 million for buildings, and $11.2 million for machinery and equipment. The Company will depreciate these assets over their newly estimated remaining useful lives as of January 1, 2003.

The Company used market data to determine the fair value of the Company's precious metals, principally platinum and rhodium. As a result, the Company increased the fair value of its precious metals by $14.9 million as of January 1, 2003. Precious metals are classified as other assets in the Consolidated Balance Sheet.

In December 2002, pension benefit obligations were written up to fair value, equal to the projected benefit obligation of $31.7 million as of December 31, 2002, as determined by the Company's third-party actuary. Previously recorded other comprehensive income related to unrecognized actuarial losses of $28.3 million and an intangible asset related to prior unrecognized service cost of $5.7 million were written off.

NEW ACCOUNTING PRONOUNCEMENTS

In November 2002, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statement No. 5, 57, and 107 and rescission of FASB Interpretation No. 34." FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies" relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. For guarantees that fall within the scope of FIN 45, the Interpretation requires that guarantors recognize a liability equal to the fair value of the guarantee upon its issuance. The disclosure provisions of the Interpretation are effective for the financial statements of interim or annual period that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's year-end. The Company has not entered into any guarantees subsequent to December 15, 2002 and does not expect the measurement provisions of FIN 45 to have a material effect on its results of operations and financial position.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. FIN 46 changes certain consolidation requirements by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. This Interpretation applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. For variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, application begins in the first fiscal year or interim period beginning after December 15, 2003. The Company is currently assessing the impact of FIN 46 on its consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company is currently assessing the impact of SFAS No. 149 on its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently assessing the impact of SFAS No. 150 on its consolidated financial statements.

RESULTS OF OPERATIONS
---------------------

The following commentary and tables provide the comparative results of our operations and financial condition for the periods covered. We manage our business on the basis of one reportable segment - the worldwide manufacturing and marketing of consumer kitchenware products. We believe that our operating segments have similar economic characteristics and meet the aggregation criteria of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Our first, second and third fiscal quarters end on the Sunday nearest to the end of the calendar quarter and the fourth quarter ends on December 31. Our third fiscal quarter in fiscal 2003 and fiscal 2002 ended on September 28, 2003 and September 29, 2002, respectively. Results for the quarter and nine months ended September 28, 2003 and September 29, 2002, were prepared using generally accepted accounting principles in the United States
(GAAP).

                             Successor Company  | Predecessor Company    Successor Company | Predecessor Company
                           ---------------------| --------------------  -------------------| --------------------
                                                |                          Nine            |    Nine
                             Quarter            |   Quarter               Months           |   Months
                              ended       % of  |    ended      % of      ended      % of  |   ended      % of
                            September     net   |  September     net     September    net  |  September     net
                            28, 2003     sales  |  29, 2002     sales    28, 2003    sales |  29, 2002     sales
                           -----------  --------| -----------  -------  -----------  ------| -----------  -------
                                                |                                          |
                                                |                                          |
Net sales                  $  158,992     100.0%| $  167,046    100.0%  $  410,669   100.0%| $  467,915    100.0%
Cost of sales                 109,385      68.8 |    120,425     72.1      301,676    73.5 |    340,321     72.7
                           -----------  --------| -----------  -------  -----------  ------| -----------  -------
Gross profit                   49,607      31.2 |     46,621     27.9      108,993    26.5 |    127,594     27.3
                                                |                                          |
Selling, general and                            |                                          |
  Administrative                                |                                          |
  expenses                     35,359      22.2 |     38,192     22.9      103,920    25.3 |    126,339     27.0
Other expenses, net             2,592       1.6 |      1,299      0.8        4,000     1.0 |      3,768      0.8
                           -----------  --------| -----------  -------  -----------  ------| -----------  -------
                                                |                                          |
Operating income                                |                                          |
  (loss)                       11,656       7.3 |      7,130      4.3        1,073     0.3 |     (2,513)    (0.5)
Interest expense                7,325       4.6 |     10,766      6.4       23,073     5.6 |     41,121      8.8
                           -----------  --------| -----------  -------  -----------  ------| -----------  -------
                                                |                                          |
Income (loss) before                            |                                          |
  reorganization items          4,331       2.7 |     (3,636)    (2.2)     (22,000)   (5.4)|    (43,634)    (9.3)
Reorganization items,                           |                                          |
  net                              --        -- |      8,905      5.3           --      -- |     23,190      5.0
                           -----------  --------| -----------  -------  -----------  ------| -----------  -------
                                                |                                          |
Income (loss) before                            |                                          |
  income taxes                  4,331       2.7 |    (12,541)    (7.5)     (22,000)   (5.4)|    (66,824)   (14.3)
Income tax (benefit)                            |                                          |
  expense                        (895)     (0.6)|        579      0.3        1,439     0.3 |      1,313      0.3
                           -----------  --------| -----------  -------  -----------  ------| -----------  -------
                                                |                                          |
Income (loss) before                            |                                          |
  minority interest             5,226       3.3 |    (13,120)    (7.9)     (23,439)   (5.7)|    (68,137)   (14.6)
Minority interest in                            |                                          |
  subsidiary                      (28)       -- |        (31)      --         (105)     -- |        (96)      --
                           -----------  --------| -----------  -------  -----------  ------| -----------  -------
                                                |                                          |
Net income (loss) before                        |                                          |
  cumulative effect of                          |                                          |
  change in accounting                          |                                          |
  principle                     5,198       3.3 |    (13,151)    (7.9)     (23,544)   (5.7)|    (68,233)   (14.6)
Cumulative effect of                            |                                          |
  change in accounting                          |                                          |
  principle                        --        -- |         --       --           --      -- |   (202,089)   (43.2)
                           -----------  --------| -----------  -------  -----------  ------| -----------  -------
                                                |                                          |
Net income (loss)          $    5,198       3.3%| $  (13,151)   (7.9)%  $  (23,544)  (5.7)%| $ (270,322)  (57.8)%
                           ===========  ========| ===========  =======  ===========  ======| ===========  =======

NET SALES

Net sales for the third quarter of 2003 were $159.0 million, a decrease of $8.1 million or 4.8% from the same period in 2002. Net sales for the nine months ended September 28, 2003 were $410.7 million, a decrease of $57.2 million or 12% from the nine months ended September 29, 2002. The majority of the decline for the quarter was driven by lower sales in our retail store outlets due to store closures. As part of the Company's efforts to improve margins, we continued a program of store rationalization in 2002 and have closed forty-five stores since September 29, 2002. Excluding the impact of the closed stores on net sales, our quarter over quarter and year over year sales declines would have been approximately 1% and 10 %, respectively.

In addition, there has been a loss of certain promotional and base volume largely in our metal rangetop, glass bakeware and kitchenware categories precipitated in part by increasing competitive pricing pressure at mass merchants and grocery store channels. This has resulted in lower volume at key accounts as the Company focuses on maintaining profitable business. In addition, we have lost market share in certain categories year over year which was precipitated in part by senior management's focus on an expedited exit from bankruptcy during most of 2002, the lack of new product introductions in certain categories and lower advertising and promotional spending in the second half of 2002. These effects in the third quarter have been partially offset by continued successful new product introductions in our OXO line.

Year to date the decline was also impacted by key retailers working off excess inventory from the disappointing 2002 holiday season, as well as managing inventories to lower overall levels in the first half of 2003, awaiting a return of a stronger economic environment and related consumer buying.

GROSS PROFIT

Gross profit for the third quarter of 2003 was $49.6 million, an increase of $3.0 million when compared to gross profit of $46.6 million for the third quarter of 2002. As a percentage of net sales, gross profit in the third quarter of 2003 was 31.2%, an increase of 3.3 percentage points from the third quarter of 2002. On a year to date basis, gross profit of $109.0 million was $18.6 million below gross profit of $127.6 million in 2002. As a percentage of net sales, gross profit for the nine months ended September 28, 2003 was 26.5%, a decline of 0.8 percentage points, from 27.3% in the nine months ended September 29, 2002. Excluding the impact of closed stores on gross margins as a percent of sales, our gross margin percent would have been 4.1 percentage points favorable quarter over quarter and 1.2 percentage points favorable on a year over year basis.

The quarter increase was largely attributable to lower timing-related allowance spending in the current quarter versus 2002. The year to date gross margin decline was largely attributable to performance in our retail outlets including the closure of twenty-nine unprofitable stores in April 2003, in connection with our reorganization. In an effort to expedite these store closures and reduce inventory held for the retail outlets, certain inventory was consigned to a third party liquidator during the first half of 2003 who sold it at close to cost. Better margins in our international and OXO categories and lower manufacturing costs related to our outsourcing initiatives were offset by higher fixed absorption costs related to production curtailments in response to sales demand.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses (SG&A) for the quarter and nine months ended September 28, 2003 were $35.4 million and $103.9 million, respectively, compared to the quarter and nine months ended September 29, 2002 of $38.2 million and $126.4 million, respectively. As a percentage of net sales, SG&A expenses were 22.2% in the third quarter of 2003 as compared to 22.9% in the third quarter of 2002. On a year to date basis, 2003 SG&A was 25.3% of sales versus 27.0% of sales in the prior year.

The decrease in overall SG&A for the quarter was driven largely by lower retail outlet overhead expense as a result of retail store closures and lower advertising and promotional spending, partially offset by timing of adjustments to our employee incentive program. As part of our program to improve profitability of our retail stores, forty-five under performing stores were closed between September 2002 and September 2003. In addition, during the nine months ended September 28, 2003, we recorded a severance charge of $1.7 million related to the elimination of employees at certain closed retail outlets, as well as other reductions in force, and $1.7 million of expense related to the key employee retention program, which was put in place according to a Court order during the Bankruptcy proceedings. During the nine months ended September 29, 2002, SG&A included $4.5 million of professional and consulting fees related to the development of the bankruptcy reorganization strategy prior to the Filing and rationalization charges of $2.8 million related to our 2001 restructuring activities.

OTHER EXPENSE, NET

Other operating expenses were $2.6 million and $4.0 million for the quarter and nine months ended September 28, 2003, respectively, compared to $1.3 million and $3.8 million for the same periods of 2002. On a quarter and year to date basis, we recorded $1.7 million and $4.0 million, respectively, in amortization expense relating to patents, customer relationships and exclusive licenses that were recorded as of January 1, 2003 as a Fresh Start Reporting Adjustment. In the prior year, the lack of amortization expense was offset by higher foreign exchange losses, an adjustment related to a vendor settlement and higher royalty expenses.

INTEREST EXPENSE

Interest expense was $7.3 million and $23.1 million for the quarter and nine months ended September 28, 2003, respectively, compared to $10.8 million and $41.1 million for the quarter and nine months ended September 29, 2002, respectively. The decrease in interest expense from the prior year of $3.4 million for the quarter and $18.0 million for the nine months was attributable to significantly decreased debt levels, as the Predecessor Company's debt was reduced by more than $420 million upon our emergence from bankruptcy.

REORGANIZATION ITEMS, NET

Reorganization charges of $8.9 million and $23.2 million were incurred for the quarter and nine months ended September 29, 2002. Of the total costs incurred in the first nine months of 2002, $14.1 million related to the write off of the Predecessor Company's deferred financing fees, $7.2 million related to legal, accounting and other professional fees related to the bankruptcy filing and $1.9 million related to lease rejection costs.

INCOME TAX EXPENSE

Income tax benefit in the quarter was $0.9 million and income tax expense was $1.4 million for the nine months ended September 28, 2003, compared to $0.6 million in the quarter and $1.3 million in the nine months ended September 29, 2002. A preliminary assessment of our tax status in the first half of the year assumed that the Company would be subject to the alternative minimum tax ("AMT") for federal income tax purposes in 2003. As a result of the finalization of the 2002 income tax return and 2003 operating results, we believe we will not be subject to this tax. Previously recorded AMT of $1.5 million was therefore written off in the third quarter. Remaining 2003 and 2002 income tax expense is primarily attributable to foreign income taxes. We provided a full valuation allowance on the income tax benefit relating to the current and prior period's pre-tax losses.

NET INCOME (LOSS)

As a result of the factors discussed above, we had net income of $5.2 million for the quarter ended September 28, 2003 and a net loss of $23.5 million for the nine months ended September 28, 2003 compared to a net loss of $13.2 million and $270.3 million for the same periods in 2002.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

FINANCIAL CONDITION
Our capital requirements have arisen principally in connection with financing working capital needs, servicing debt obligations, funding reorganization, restructuring and rationalization costs and funding capital expenditures. During 2003, we expect to spend approximately $60 to $65 million for bankruptcy reorganization costs and prepetition claim payments, of which approximately $59 million was paid through September 28, 2003.

In connection with the bankruptcy reorganization, we entered into a new
revolving credit agreement (the "Revolver") with a group of lenders.   The new
facility provides for a revolving credit loan facility and letters of credit, in a combined maximum principal amount equal to the lesser of $75 million or a specified borrowing base, which is based upon eligible receivables and eligible inventory, with a maximum issuance of $25 million for letters of credit. The Revolver is secured by a first priority lien on substantially all of our assets and our domestic subsidiaries, as well as on the stock of most of our subsidiaries (with the latter, in the case of our non-U.S. subsidiaries, being limited to 65% of their capital stock) (collectively, the "Collateral"). We are required to reduce our direct borrowings, excluding letters of credit, on the Revolver to zero for a period of 15 consecutive days in fiscal year 2004 and for a period of 30 consecutive days in each fiscal year thereafter. The Revolver and other loan agreements contain usual and customary restrictions including, but not limited to, limitations on dividends, redemptions and repurchases of capital stock, prepayments of debt (other than the Revolver), additional indebtedness, capital expenditures, mergers, acquisitions, recapitalizations, asset sales, transactions with affiliates, changes in business and the amendment of material agreements. Additionally, the Revolver and other loan agreements contain customary financial covenants relating to minimum levels of operating EBITDA and maximum leverage ratios and fixed charge coverage ratios (all as defined in the Revolver agreement). As of October 31, 2003, we had $20.7 million available under the Revolver after consideration of borrowing base
limits at that date.   We are currently in compliance with all of the financial
restrictions and financial covenants of the new Revolver.

In the second quarter we negotiated an amendment to the Revolver that 1) increased the inventory advance in the calculation of our borrowing base from 125% to 175% of eligible accounts receivable during the period from July 1, 2003, through November 1, 2003, and 2) decreased the required minimum consolidated EBITDA to levels close to those in the Term Loan for the second,
third and fourth quarters of 2003.   This change was precipitated by significant
continuing economic pressures experienced in the first half of the year which could have impacted our short term ability to borrow required amounts, due to the borrowing base restrictions related to receivables and inventory, and to meet specified EBITDA levels. In light of the continued pressure on sales that we experienced in the third quarter of 2003 and the general uncertainty regarding the economic outlook for the critical holiday season in the fourth quarter, there is a possibility that our fourth quarter results could be below the level required for us to remain in compliance with the EBITDA covenants in the Revolver and Term Loan agreements. Management has continued to meet regularly with the Agent and Steering Committee of the bank group and has had discussions concerning the Company's current and expected performance. We expect, if necessary, to engage in discussion with our banks to reach covenant compliance.

Management believes that cash on hand, along with cash expected to be generated through operations and availability under our Revolver will be sufficient to fund operations, anticipated capital expenditures and remaining bankruptcy claims for the foreseeable future. Although we believe that we will continue to have access to borrowings under the Revolver in amounts necessary to meet our normal operating requirements, our ability to meet liquidity needs and comply with other terms of the bank covenants may be affected by factors, including but not limited to, demand for our products as impacted by the economy, competition and other global events that drive the consumer's purchasing behavior.

In connection with the Reorganization, we entered into an agreement with the Pension Benefit Guaranty Corporation ("PBGC"), which, among other things, requires certain additional minimum funding contributions and accelerated contributions to be made to our pension plan. Total enhanced contributions of $2 million, $2.5 million and $2.5 million are required to be paid in addition to the minimum funding requirements of the Employee Retirement Income Security Act of 1974 over the pension plan years 2003, 2005 and 2006, respectively. Additionally, the agreement requires us to provide a letter of credit in the amount of $15 million to the PBGC by January 31, 2008. In the first nine months of 2003, we paid $5.3 million in contributions to our pension plan and anticipate total contributions in 2003 to be $8.7 million.

OPERATING ACTIVITIES

In the nine months ended September 28, 2003, net cash used in operating activities was $64.0 million compared to $48.2 million of cash used in operating activities in the nine months ended September 29, 2002. In 2003, we spent approximately $59 million on bankruptcy reorganization costs and prepetition claim payments. In 2002, we spent $19.1 million related to restructuring and rationalization programs, primarily for employee severance. There were no payments related to these programs during the nine months ended September 28, 2003. Excluding the effects of 2003 bankruptcy and 2002 restructuring and rationalization related charges, net cash used in operating activities improved by approximately $24 million.

Cash receipts from accounts receivable generally peak in the fourth quarter of the year as we realize the effects of the holiday shopping season. As such, the third quarter generally reflects a build of accounts receivable. Year over year, our accounts receivable as of September 2003 and 2002 have increased from prior year-end by $17.8 million and $8.5 million, respectively, resulting in a net unfavorable change of $5.4 million. The unfavorable change year over year primarily relates to significantly lower sales in the fourth quarter of 2002 compared to the fourth quarter of 2001, adversely impacting cash collections in the first quarter of 2003. Lower sales in 2003 compared to 2002 have partially offset this negative impact. Days sales outstanding improved by 3.5 days to
52.7 days during the nine months ended September 28, 2003 compared to 56.2 days during the nine months ended September 29, 2002. The change in inventory in the nine months ended September 28, 2003 was favorable to the nine months ended September 29, 2002 by $3.1 million due to aggressive management of inventory purchasing in response to lower sales demand. Our accounts payable and accrued liabilities also declined $59.7 million as we paid approximately $59 million in bankruptcy reorganization cost and prepetition claim payments.

INVESTING ACTIVITIES

Cash used for investing activities was $9.3 million in the nine months ended September 28, 2003 compared to $11.7 million in the nine months ended September 29, 2002. The decrease is attributable to higher capital expenditures offset by proceeds from the sale of assets. We spent $3.5 million of additional capital expenditures in the nine months ended September 28, 2003 compared to the nine months ended September 29, 2002, and anticipate total capital cash outlays for 2003 to be approximately $20.0 million.

The sale of assets in the nine months ended September 28, 2003 includes proceeds from the sale of precious metals recovered from decommissioned manufacturing equipment of $5.6 million. In June 2003, we sold land and buildings at our Waynesboro, Virginia facility that closed in 2002 as part of our 2001 restructuring program. Net proceeds from the sale were $0.7 million.

In connection with the payment of certain claims under our Plan of Reorganization, we fund, from time to time, a third party distribution agent to pay claimants. As of September 28, 2003, $1.2 million was held for payment on resolved prepetition claims but not yet disbursed to prepetition claimants. These escrows are recorded as restricted cash in the accompanying financial statements.

FINANCING ACTIVITIES

Net cash provided by financing activities totaled $34.1 million in the nine months ended September 28, 2003 compared to net cash used in financing activities of $1.6 million in the nine months ended September 29, 2002. We borrowed $39.0 million to fund payment of prepetition liabilities and capital expenditures in the first nine months of 2003. During the nine months ended September 29, 2002, we repaid $7.1 million in debt and borrowed $7.0 million under the debtor in possession credit facility.


CRITICAL ACCOUNTING POLICIES
----------------------------

Our discussion and analysis of our financial condition and results of operations are based upon consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The application of these principles requires that in certain instances we make estimates and assumptions regarding future events that impact the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Predicting future events is inherently an imprecise activity and as such requires the use of judgment. On an ongoing basis, we review the basis for our estimates and will make adjustments based on historical experience, current and anticipated economic conditions, accepted actuarial valuation methodologies or other factors that we consider to be reasonable under the circumstances. There can be no assurance that actual results will not differ from those estimates.

We consider the following policies to be important in understanding the judgments involved in preparing our financial statements and the uncertainties that could affect our financial condition, results of operations or cash flows.

Fresh Start Reporting and Intangible Assets

Upon confirmation of the Plan, we adopted the provisions of Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("Fresh Start Reporting"). Fresh Start Reporting adjustments reflect the application of Statement of Financial Accounting Standard No. 141 "Business Combinations" ("SFAS No. 141"), which requires a reorganized entity to record its assets and liabilities at their fair value. We used our newly determined Reorganization Value to define the fair value of our debt and equity at December 31, 2002. The resulting reorganized equity value of $132.3 million was allocated to individual assets and liabilities using the principles of SFAS No. 141. The difference between the reorganized equity value described above and the resulting fair value of assets and liabilities was recorded as goodwill. We used independent valuation experts where necessary to appraise the major components of the balance sheet including trademarks, patents, customer relationships, property, plant and equipment and pension benefit obligations. The determination of fair value of assets and liabilities required significant estimates and judgments made by management and results may differ under different assumptions or conditions. In accordance with SFAS No. 142, we will test goodwill and other intangible assets with indefinite useful lives for impairment at least annually and test all intangible assets for impairment if events or changes in circumstances indicate that the asset(s) might be impaired.

As a consequence of the implementation of Fresh Start Reporting, the financial information presented in the unaudited consolidated statement of operations and the corresponding statement of cash flows for the nine months ended September 28, 2003 is generally not comparable to the financial results for the nine months ended September 29, 2002. Any financial information herein labeled "Predecessor Company" refers to periods prior to the adoption of Fresh Start Reporting, while those labeled "Successor Company" refer to periods following our reorganization. The lack of comparability in the accompanying consolidated financial statements relates primarily to our capital structure (outstanding shares used in earnings per share calculations), debt and bankruptcy related costs, and depreciation and amortization related to adjusting property, plant and equipment and other intangible assets to their fair value.

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

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States. There are also areas in which our judgment in selecting an available accounting alternative would not produce a materially different result. Our accounting policies are more fully described in Note 3 of our financial statements for the year ended December 31, 2002, which were filed with the Securities and Exchange Commission on Form 8-K.


FORWARD-LOOKING AND CAUTIONARY STATEMENTS
-----------------------------------------

The factors discussed below, among others, could cause actual results to differ materially from those contained in forward-looking statements, as described in "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, that are made in this report, including without limitation, in "Management's Discussion and Analysis of Financial Condition and Results of Operations," in our related press releases and in oral statements made by authorized officers of the Company. When used in this report, any press release or oral statement, the words "looking forward," "estimate," "project," "anticipate," "expect," "intend," "believe," "plan" and similar expressions are intended to identify a forward-looking statement. Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond our control) that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The forward-looking statements regarding such matters are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate in the circumstances.

Whether actual results and developments will conform with the Company's expectations and predictions, however, is subject to a number of risks and uncertainties, including:

     - general economic factors, including, but not limited to, a continuance of the global economic slowdown, weakness in the retail sector; changes in interest rates, foreign currency translation rates, and consumer confidence;
     - changes in demand for our products, including as a result of inventory management by significant customers, and the highly competitive market for our products, including from foreign imports;
     - dependence on significant customers and increasing concentration in the retail industry;
     -    reliance on third party manufacturers, particularly in Asia;
     - changes in the operating environment in our major non-US markets, including new and different legal and regulatory requirements, export or import duties;
     - drastic and unforeseen price pressures on our products or significant cost increases that cannot be recovered through price increases or productivity improvements;
     - acceptance of product changes by the consumer and unpredictable difficulties or delays in the development of new product programs (including product line extensions and renewals);
     - cost and availability of raw materials, labor and natural and other resources;
     -    technological shifts away from our technologies and core competencies;
     -    environmental issues relating to unforeseen events;
     -    availability of financing for us or certain of our customers;
     -    loss of any material intellectual property rights; and
     - any difficulties in obtaining or retaining the management or other human resource competencies that we need to achieve our business objectives.

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

From time to time we reduce foreign currency cash flow exposure due to exchange rate fluctuations by entering into forward foreign currency exchange contracts. The use of these contracts protects cash flows against unfavorable movements in exchange rates, to the extent of the amount under contract. As of September 28, 2003, we had no forward foreign currency exchange contracts outstanding.

We enter into interest rate swaps to lower funding costs or to alter interest rate exposures between fixed and floating rates on long-term debt. Under interest rate swaps, we agree with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed upon notional principal amount. Under the Revolver and Term Loan we are required to enter into interest rate protection agreements, as agreed by the administrative agent, the effect of which is to fix or limit the interest cost. On August 6, 2003, we entered into interest rate swaps with a combined notional amount of $145 million, which expires on March 31, 2008. These interest rate swaps convert variable rate interest to an average fixed rate of 3.69% over the term of the swap agreements. As of September 28, 2003 these swaps had a combined fair value of $ (5.0) million which is included in other comprehensive income and other long-term liabilities on the consolidated balance sheet. A 1% change in the market interest rates would result in a corresponding change of $6.1 million in the combined fair value of the interest rate swaps.


ITEM 4.  DISCLOSURE CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q.

     The Company's management, including its Chief Executive and Chief Financial Officer, does not expect that the disclosure controls and procedures will prevent all error and all fraud. No matter how well designed and operated, a control system can provide only reasonable assurance that its objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefit of certain controls must be considered relative to cost. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

     Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that the design and operation of these disclosure controls and procedures were effective to provide reasonable assurance that material information relating to the Company would be made known to them to allow timely decisions regarding required disclosures.

(b) Changes in Internal Control Over Financial Reporting. There has been no significant change in our internal control over financial reporting during the period covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to product liability claims, from time to time we are a defendant in various other claims and lawsuits arising in the normal course of business. We believe, based upon information currently available, and taking into account established reserves for estimated liabilities and our insurance coverage, that the ultimate outcome of these proceedings and actions is unlikely to have a material adverse effect on our financial statements. It is possible, however, that some matters could be decided unfavorably to us and could require us to pay damages, or make other expenditures in amounts that could be material but cannot be estimated as of September 28, 2003.

Environmental Matters

Our facilities and operations are subject to certain federal, state, local and foreign laws and regulations relating to environmental protection and human health and safety, including those governing wastewater discharges, air emissions, and the use, generation, storage, treatment, transportation and disposal of hazardous and non-hazardous materials and wastes and the remediation of contamination associated with such disposal. Because of the nature of our business, we have incurred, and will continue to incur, capital and operating expenditures and other costs in complying with and resolving liabilities under such laws and regulations.

It is our policy to accrue for remediation costs when it is probable that such costs will be incurred and when a range of loss can be reasonably estimated. We have accrued approximately $0.3 million as of September 28, 2003 for probable
environmental remediation and restoration liabilities.   Based on currently
available information and analysis, we believe that it is possible that costs associated with such liabilities or as yet unknown liabilities may exceed current reserves in amounts or a range of amounts that could be material but
cannot be estimated as of September 28, 2003.   There can be no assurance that
activities at these or any other facilities or future facilities may not result in additional environmental claims being asserted against us or additional investigations or remedial actions being required.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

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

10.1* Amended and Restated Employment Agreement, dated July 31, 2003, between WKI Holding Company, Inc. and Raymond J. Kulla.

10.2* Amended and Restated Employment Agreement, dated July 31, 2003, between WKI Holding Company, Inc. and Douglas S. Arnold.

31.1* Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2* Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


(b)        Report on Form 8-K
               None.

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


                                      WKI HOLDING COMPANY, INC.
                                      -------------------------
                                      (Registrant)


Date:  November 5, 2003              By:  /s/ James A. Sharman
                                          ----------------------------------
                                          James A. Sharman
                                          President and Chief Executive Officer

Date:  November 5, 2003              By:  /s/ Joseph W. McGarr
                                          ----------------------------------
                                          Joseph W. McGarr
                                          Chief Financial Officer

                                  EXHIBIT INDEX

No.        Title
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

10.1* Amended and Restated Employment Agreement, dated July 31, 2003, between WKI Holding Company, Inc. and Raymond J. Kulla.

10.2* Amended and Restated Employment Agreement, dated July 31, 2003, between WKI Holding Company, Inc. and Douglas S. Arnold.

31.1* Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2* Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002