Form 10-K
period 2003-12-31
WKI HOLDING CO INC
filed 2004-03-30
CIK 1063574

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For  the  fiscal  year  ended     DECEMBER  31,  2003
                                  -------------------
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from  _____________to____________


                        Commission file number 333-57099
                                               ---------

                            WKI HOLDING COMPANY, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                        16-1403318
--------------------------                  ------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

      11911 Freedom Drive,  Suite 600,  Reston VA                 20190
--------------------------------------------------------------------------------
      (Address  of  principal  executive  offices)              (Zip Code)

        Registrant's telephone number, including area code  703-456-4700
                                                            ------------

Securities registered pursuant to Section 12 (b) of the Act: None Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.     Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, if definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)
Yes [ ]     No [X]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Security Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed  by  a  court.    Yes [X]     No [ ]

Number of shares the Registrant's New Common Stock, par value $0.01 per share, outstanding as of March 24, 2004: 5,752,184

                            WKI HOLDING COMPANY, INC.
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2003

                                TABLE OF CONTENTES
Important Information Regarding this Form 10-K                                  3

                                     PART I

Item 1.     Business.                                                           5
Item 2.     Properties.                                                        15
Item 3.     Legal Proceedings.                                                 16
Item 4.     Submission of Matters to a Vote of Security Holders.               16


                                    PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder
            Matters.                                                           17
Item 6.     Selected Financial Data.                                           18
Item 7.     Management's Discussion and Analysis of Financial Condition and
            Results of Operation.                                              19
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.        35
Item 8.     Financial Statement and Supplementary Data.                        36
Item 9.     Changes in and Disagreements With Accountants on Accounting and
            Financial Disclosure.                                              73
Item 9A.    Controls and Procedures.                                           73

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant.                74
Item 11.    Executive Compensation.                                            76
Item 12.    Security Ownership of Certain Beneficial Owners and Management.    81
Item 13.    Certain Relationships and Related Transactions.                    82
Item 14.    Principal Accounting Fees and Services.                            83

                                    PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.  85

                                   SIGNATURES

                 IMPORTANT INFORMATION REGARDING THIS FORM 10-K

Readers should consider the following information as they review this Form 10-K:

FRESH START ACCOUNTING

As a result of the WKI Holding Company, Inc. (the "Company," "WKI," "we," or "our") bankruptcy reorganization in January 2003, the Company applied Fresh Start Reporting (as defined herein) to its consolidated balance sheet as of December 31, 2002 in accordance with Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" as promulgated by the AICPA. (See Item 1 in the Business section for information regarding the Company's bankruptcy reorganization). Under Fresh Start Reporting, a new reporting entity is considered to be created and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values at the date Fresh Start Reporting is applied. On January 31, 2003, the Debtors (as defined herein) emerged from Chapter 11 protection. For financial reporting purposes, December 31, 2002 was considered the emergence date, and the effects of the reorganization have been reflected in the accompanying financial statements as if the emergence occurred on that date. As a result of the application of Fresh Start Reporting, the financial statements of the Successor Company (as defined herein) are not comparable to the financial statements of the Predecessor Company (as defined herein).

SAFE HARBOR-FORWARD-LOOKING STATEMENTS

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

Whether actual results and developments will conform with the Company's expectations and predictions, however, is subject to a number of risks and uncertainties, including:

- general economic factors, including, but not limited to, the health of the global economy, weakness in the retail sector, changes in interest rates, foreign currency translation rates, and consumer confidence;
- changes in demand for our products, including as a result of inventory management by significant customers and the highly competitive market for our products, including from foreign imports;
- dependence on significant customers and concentration in the retail industry;
-    reliance on third party manufacturers, particularly in Asia;
- changes in the operating environment in our major non-US markets, including new and different legal and regulatory requirements, export or import duties;
- price pressures on our products or cost increases that cannot be recovered through price increases or productivity improvements;
- acceptance of product changes by the consumer and difficulties or delays in the development of new product programs (including product line extensions and renewals);

-    cost and availability of raw materials, natural and other resources;
- cost and availability of labor, including potential impacts arising from work stoppages or other labor disturbances related to negotiating agreements under our domestic and international collective bargaining agreements;
-    technological shifts away from our technologies and core competencies;
-    environmental issues relating to unforeseen events;
-    availability and terms of financing for us or certain of our customers;
-    loss of any material intellectual property rights;
- any difficulties in obtaining or retaining the management or other human resource competencies that we need to achieve our business objectives; and
- debt service and mandatory principal payments which may impair our ability to finance future operations and capital needs and may limit our flexibility in responding to changing business and economic conditions and to business opportunities.

Consequently, all of the forward-looking statements made in this Form 10-K are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company and its subsidiaries or its business or operations.

                                     PART I

ITEM 1.   BUSINESS.

GENERAL  DEVLOPMENT  OF  THE  BUSINESS

WKI Holding Company Inc. (the "Company," "WKI," "we," or "our") is a leading manufacturer and marketer of consumer bakeware, dinnerware, kitchen and household tools, rangetop cookware and cutlery products. We have strong positions in major channels of distribution for our products in North America, and have also achieved a significant presence in certain international markets, primarily Asia and Australia. In North America, we sell both on a wholesale basis to mass merchants, department stores, specialty retailers, and grocery chains and on a retail basis, through Company-operated retail outlet stores. Our top five customers accounted for over 40% of net sales in 2003, with our largest customer being Wal-Mart. In the international market, we have established our presence on a wholesale basis through an international sales force coupled with localized distribution and marketing capabilities.

The Company's business began as an unincorporated division of Corning Incorporated ("Corning") in 1915 with the invention of the heat-resistant glass that has become known as Pyrex(R) glassware. In 1958, Corning introduced a glass-ceramic cookware product under the Corningware(R) trademark. Corelle(R) dinnerware, a proprietary three-layer, two-glass, product with high mechanical strength properties and designed for everyday use, was launched in 1970. In 1988, Corning supplemented its cookware product lines with the acquisition of the Revere business, which distributes stainless steel and aluminum cookware and rangetop products known as RevereWare(R).

On March 2, 1998, Corning, the Company, Borden, Inc. ("Borden"), and CCPC Acquisition Corp. ("CCPC Acquisition") entered into a Recapitalization Agreement pursuant to which on April 1, 1998, CCPC Acquisition acquired 92% of the outstanding shares of common stock, par value $0.01 per share of WKI from Corning for $110.4 million ("Recapitalization"). The stock acquisition was financed by an equity investment in CCPC Acquisition by BW Holding LLC, an affiliate of Kohlberg, Kravis Roberts & Co., L.P. ("KKR"), the parent company of Borden and CCPC Acquisition.

The Company completed the acquisitions of General Housewares Corp. ("GHC"), and its subsidiaries, effective October 21, 1999, and of EKCO Group, Inc. ("EKCO"), and most of its subsidiaries, effective October 25, 1999. GHC manufactured and marketed consumer durable goods with principal lines of business consisting of kitchen and household tools, precision cutting tools, kitchen cutlery and cookware. EKCO was a manufacturer and marketer of branded consumer products including household items such as bakeware, kitchen and household tools, cleaning products, brooms, brushes and mops. The Company exited EKCO's cleaning product line in 2000.

As of December 31, 2001, the Company was not in compliance with certain financial covenants contained in its key loan agreements. The Company did not have the ability to repay or refinance significant debt repayments that could have been accelerated as a result of the covenant defaults. Recognizing the need to reduce the debt on its balance sheet and to resolve the issues raised by its covenant defaults, the Company engaged financial advisors and other professionals in early 2002 to initiate discussions with its primary stakeholder constituencies. The goal of these discussions was to develop a long-term restructuring plan to reduce the Company's substantial funded debt to a more manageable level, while minimizing the adverse impact of any financial restructuring on the business.

On May 31, 2002, the Company announced that it had reached agreement on the terms of a financial restructuring with the steering committee for its former bank group and a group of affiliated parties comprised of the Company's primary shareholders as well as its largest bondholder.

BANKRUPTCY REORGANIZATION

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

On November 15, 2002, the Debtors filed their second amended joint plan of reorganization (the "Plan") with the Court, which was confirmed on December 23, 2002 (the "Confirmation Date"). All material conditions precedent to the Plan becoming binding were resolved on or prior to December 31, 2002, and, therefore, the Company recorded the effects of the Plan and Fresh Start Reporting (as defined herein) as of that date. On the Effective Date, the Debtors legally emerged from their bankruptcy proceedings. At December 31, 2002, the Company recorded a $577.2 million reorganization gain reflecting the cancellation of debt pursuant to the Plan and adjusted the historical carrying value of its assets and liabilities to fair value, as defined by the reorganization value. The reorganization gain was net of certain professional fees, asset write-offs and other fees directly associated with the Chapter 11 reorganization. On January 12, 2004, nine of the twelve Debtors' Chapter 11 cases were closed by the Court. The remaining three Chapter 11 cases were closed by the Court on February 12, 2004.

The Company's reorganization value of approximately $500 million, defined as post-emergence debt and equity ("Reorganization Value"), was determined in the fourth quarter of 2002, based on an independent valuation by financial valuation experts after consideration of several factors and assumptions and by using various valuation methods, including cash flow multiples, price/earnings ratios and other relevant industry information.

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

     3. The Company's $25 million revolving credit facility due to Borden Chemical, Inc. (the "Borden Credit Facility"), an affiliate of the Predecessor Company's primary stockholder (KKR), was converted into the right to receive 615,483 shares (approximately 11%) of New Common Stock.

     4. The Company's 9-5/8% Notes in the amount of $211.1 million, including accrued interest, were converted into the right to receive 608,500 shares (approximately 10%) of New Common Stock.

     5. The Company agreed to pay $2.9 million to settle in full the 9-1/4% Series B Senior Notes ("9-1/4% Notes") issued by EKCO Group Inc., a wholly owned subsidiary of the Company, and certain of its subsidiaries.

     6. The Company reinstated $4.9 million of certain pre-existing Industrial Revenue Bond claims (the "Reinstated IRB claims").

     7. The Debtors' $50 million debtor in possession financing was repaid in full and terminated, and the Company entered into a new Revolving Credit Agreement providing up to $75 million in availability subject to borrowing base restrictions.

     8. The Company became obligated to pay pre-petition liabilities to its vendors and other general unsecured creditors. Under the terms of the Debtors' Plan, general unsecured creditors of the Company were paid 8.8% of the allowable claim amount. General unsecured creditors of the Company's domestic operating subsidiaries were paid 60% of the allowable claim amount. Payments of approximately $17 million were made as prescribed by the Court at various distribution dates as claims were reconciled or otherwise resolved. The final distributions were made in January 2004.

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

Fresh Start Reporting adjustments reflect the application of Statement of Financial Accounting Standard No. 141 "Business Combinations" ("SFAS No. 141") for assets, which requires a reorganized entity to record its assets and
liabilities at their fair value.   The Company used its Reorganization Value to
define the fair value of debt and equity at December 31, 2002. The resulting reorganized equity value of $132.3 million was allocated to individual assets using the principles of SFAS No. 141 and liabilities were adjusted to fair value upon emergence. The difference between the reorganized equity value described above and the resulting fair value of assets and liabilities was recorded as goodwill. The Company used independent valuation experts where necessary to estimate the fair value of major components of the balance sheet including trademarks, patents, customer relationships, property, plant and equipment and pension benefit obligations. The Fresh Start Reporting adjustments recorded in 2003 resulted in a reduction to goodwill of $73.6 million.

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

The Company's trademarks and exclusive licenses are recognizable household names and are renewable solely at the discretion of the Company; as such, they were determined to have indefinite lives and are not amortized, but will be tested for impairment annually, or more frequently, if events or changes in circumstances indicate that the asset(s) might be impaired. An exclusive distribution agreement valued at $7.1 million was determined to have a definite life based on the term of the governing contract and is being amortized over the remaining estimated useful life of 8.7 years as of January 1, 2003.

Fair valuation adjustments for certain customer relationships were recorded as of January 1, 2003, and were determined using the excess income approach for significant customers within the Company's mass merchandising distribution channels and the cost approach for certain other distribution channels. The Company's customer relationships were valued at $24.8 million. Intangible assets associated with significant customers within the Company's mass merchandising distribution channels are amortized over their estimated remaining useful lives of 10 years. Intangible assets associated with certain other distribution channels are amortized over their estimated useful lives of 9 years using the double declining balance method, which is representative of the contractual turnover of customers within those distribution channels.

Fair valuation adjustments for certain patents were recorded as of January 1, 2003, and were determined using the excess income and relief from royalty approaches. The Company's patents were valued at $23.0 million with estimated remaining useful lives ranging from 4 to 18 years based on the expiration of the patent under federal law.

Fair valuation adjustments for property, plant and equipment were also recorded as of January 1, 2003. The fair value of the Company's property, plant, and equipment was determined to be $24.5 million more than the net book value at December 31, 2002. The Company adjusted its carrying value of property, plant and equipment as of January 1, 2003 as follows: $4.6 million for land, $12.6 million for buildings, and $7.3 million for machinery and equipment. The Company will depreciate these assets over their newly estimated remaining useful lives as of January 1, 2003.

The Company used market data to determine the fair value of the Company's precious metals, principally platinum and rhodium. As a result, the Company increased the fair value of its precious metals by $14.9 million as of January 1, 2003. Precious metals are classified as other assets in the Consolidated Balance Sheet.

In December 2002, the Debtors' pension benefit obligations were written up to fair value, equal to the projected benefit obligation of $31.7 million as of December 31, 2002, as determined by the Company's third-party actuary. Previously recorded other comprehensive income related to unrecognized actuarial losses of $28.3 million and intangible assets related to prior unrecognized service cost of $5.7 million were written off.

NARRATIVE DESCRIPTION OF THE BUSINESS

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

For financial reporting purposes, the Company operates in the consumer kitchenware products segment, with principal products as described below.

PRODUCTS

The Company conducts its business operations in the following six principal product categories within the consumer kitchenware products segment (collectively, the "Product Categories"): (a) bakeware, (b) dinnerware, (c) rangetop cookware, (d) kitchen and household tools, (e) cutlery and (f) precision cutting tools/other. The Product Categories are described further below.

The Company currently manufactures most of the finished goods comprising its dinnerware and the glass and metal portion of its bakeware categories. The Company also purchases a significant amount of finished goods from various vendors in Asia and Europe to support its rangetop, kitchenware, cutlery, kitchen and household tools and the ceramic portion of its bakeware categories. Reliance on finished goods suppliers could give rise to certain risks, such as interruptions in supply and quality issues, which are outside the Company's control. In addition, significant increases in the cost of energy, transportation or principal raw materials could have an adverse effect on results of operations.

Bakeware

The Company manufactures and sells a wide variety of bakeware products that can be used on the stovetop or in the oven, microwave or freezer. The principal bakeware brand names are: (a) Corningware(R) and the Corningware(R) product lines (such as French White(TM), Classics(TM), Creations(TM) and Pop-ins(TM));
(b) Pyrex(R) and the Pyrex(R) sub-brands; (c) EKCO(R); and (d) Baker's
Secret(R).

Corningware(R) stoneware products and Pyrex(R) glass and other products are the two largest bakeware brands in the United States. Corningware(R) includes several lines of cookware made from a stoneware material for use in the oven. Pyrex(R) glass products are made of soda lime glass and are available in a number of sizes, shapes and colors for a variety of cooking and storage functions. EKCO(R) products consist of a broad line of uncoated bakeware products, including cookie sheets, muffin tins, brownie pans, loaf pans and similar items. Baker's Secret(R) products primarily consist of a broad line of non-stick coated and insulated "no burn" bakeware items.

Dinnerware

The Company manufactures and sells various dinnerware products under the principal brand name Corelle(R), which is the nation's top selling dinnerware brand in the mass merchant channel. The Corelle(R) dinnerware product is produced using a proprietary manufacturing process, which combines three layers of glass, producing a dinnerware that is light, durable, break/chip resistant and stackable. The Company also sources glassware, cups, and mugs and markets them under the Corelle(R) name.

Rangetop  Cookware

The Company sells several product lines of rangetop cookware, which include stainless steel, hard anodized, aluminum, non-stick glass and cast aluminum cookware. The principal rangetop cookware brand names are: (a) RevereWare(R) rangetop and the Revere(R) product lines; (b) EKCO(R) and the EKCO(R) rangetop cookware product lines; and (c) Magnalite(R). These products are sourced from third-party manufacturers.

Kitchen and Household Tools

The Company sells a broad line of kitchenware products, including: (a) kitchen tools and gadgets, such as spoons, spatulas, ladles, peelers, corkscrews, whisks, can openers and similar items; (b) stainless steel and porcelain-on-steel kettles and carafes; and (c) barbecue tools and accessories, such as grilling tools, aprons, mitts, timers, magnets and related items. The principal brand names in this Product Category include: (a) OXO(R) and the OXO(R) product lines, including OXO Goodgrips(R) (b) Baker's Secret(R); (c) Corelle Coordinates(TM); (d) EKCO(R) and related brands; (e) Grilla Gear(R); and
(f) Revere(R).

Cutlery

The Company sells numerous lines of high-carbon stainless steel cutlery in the United States and Canada. Some of these lines utilize the exclusive Taper Grind(R) edge, which provides maximum sharpness and easy maintenance. The principal cutlery brand names include: (a) Chicago Cutlery(R) and related product lines; and (b) Regent Sheffield(R) and Wiltshire(R) and their product lines, which the Company licenses from Richardson Sheffield Ltd. for distribution in the United States and Canada.

Precision Cutting Tools/Other

The Company exclusively distributes in the United States and Canada precision cutting tools that are manufactured by Olfa Corporation of Osaka, Japan. The Company sells these precision cutting tools to industrial users, as well as hobby, craft, hardware and fabric stores. The Company also markets selected kitchen accessories, which are primarily sold through the Company's retail outlet stores.

NEW PRODUCT DEVELOPMENT

The Company is dedicated to developing and launching new and innovative products in the marketplace that provide demonstrable benefits for our consumers. The Company's new product development teams consist of cross-functional and strategically located employees, who work with suppliers to bring new products to market.

Research and development costs are defined as both internal and external costs incurred to develop new products or significant extensions of existing products. Such costs could include concept development, engineering, product design, prototype creation, commercialization, testing and packaging development work. All such costs are expensed as incurred and were $3.1 million, $2.0 million, and $0.2 million in 2003, 2002 and 2001, respectively.

MARKETING

The Company has some of the most recognizable houseware brands in the world and is committed to ensuring that WKI brands lead in the markets they serve. The marketing organization is structured into product category teams that drive the results for the businesses that they manage through cross-functional team support, business analysis, and marketing execution. Extensive consumer research is conducted to ensure that products meet the necessary consumer needs, as well as appropriate level of product differentiation, prior to implementation into the brand product portfolio.

The Company also seeks to drive incremental distribution with in-store merchandising programs that leverage seasonal buying habits and product promotions that the Company uses to drive in-store distribution at the retail level. These include: advertising, in-store merchandising fixtures and programs, innovative display programs, new and exciting structural packaging designs, and cross-branded promotions.

DISTRIBUTION

The Company's products are sold in the United States (which accounted for approximately 76% of the Company's net sales in 2003) and over 55 foreign countries. WKI sells these products (a) on a wholesale basis (i) through distributors, which resell the products to retailers, and (ii) directly to customers, consisting primarily of mass merchants, department stores and specialty retailers, which resell the products to consumers; and (b) on a retail basis directly to consumers through the Company-operated retail outlet stores. WKI has strong positions in major channels of distribution for its products in North America and has achieved a significant presence in international markets in Asia and Australia.

Domestic Wholesale

In the United States, the Company sells to approximately 2,200 customers, primarily consisting of mass merchants, department stores, grocery and drug stores, regional based distributors and specialty retailers.

Domestic Retail

The Company operates 76 retail outlet stores in 31 states, located primarily in domestic outlet malls. These stores, which carry an extensive range of the Company's products and complementary kitchen accessories, enable the Company to participate in broader distribution and to profitably sell slower-moving inventory. The Company believes that its retail outlet stores have developed marketing and pricing strategies that generate sales that supplement, rather than compete with, its wholesale customers. These stores also promote and strengthen the Company's brands, enabling the Company to provide customers a broader assortment of products beyond those that are commonly stocked by third party retailers.

International

The Company's international sales force, together with localized distribution and marketing capabilities, have allowed the Company to market its bakeware and dinnerware in Canada, Korea, Australia, Japan, Singapore, Taiwan, Hong Kong and Mexico. Internationally, the Company sells through a network of distributors as well as directly to customers made up primarily of mass merchants, supermarkets, hypermarkets, department stores and specialty retailers, informal and traditional markets as well as its Company-operated retail outlet stores in Australia and Canada.

SALES

The Company's domestic customers are served by a combination of Company-employed salespeople and independent, commissioned representatives. The Company's top accounts are serviced by the Company's direct sales force teams which are organized by account for the Company's most significant customers and by channel teams which focus on grocery stores, department and specialty stores, regional mass merchandisers, and other retail channels. The teams are directly accountable for revenues, allowances and promotional spending. Members of the sales teams regularly call on the Company's customers to develop an in-depth understanding of each customer's competitive environment and opportunities. Smaller wholesale accounts are serviced by independent, commissioned sales representatives.

The Company's international sales force, with personnel located in twelve countries, work with local retailers and distributors to optimize product assortment, consumer promotions and advertising for local preferences.

COMPETITION

The market for the Company's products is highly competitive. Competition in the marketplace is affected not only by domestic manufacturers but also by the large volume of foreign imports. A number of factors affect competition in the sale of the Company's products, including, but not limited to, quality, price and merchandising parameters established by various distribution channels. Shelf space and placement is a key factor in determining retail sales of bakeware, dinnerware, kitchenware and rangetop cookware products. Other important competitive factors include new product introductions, brand identification, style, design, packaging and service levels.

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

SEASONAL  BUSINESS

Seasonal variation is a factor in the Company's business in that there is generally an increase in sales demand in the second half of the year driven by increased consumer spending at retailers during the holiday shopping season. This causes the Company to adjust its purchasing schedule to ensure proper inventory levels in support of the second half of the year programs. Historically, between 55% and 60% of the Company's sales occur during the second half of the year. Because of the seasonality of the Company's business, results for any quarter are not necessarily indicative of the results that may be achieved for the full year.

MANUFACTURING  AND  RAW  MATERIALS

Sand, soda ash, borax, limestone, lithia-containing spars, alumina, stainless steel, plastic compounds, hardwood products, tin plate steel-copper and corrugated packaging materials are the principal raw materials used by the Company. The Company purchases its raw materials on the spot market and through long-term contracts with suppliers. Most of these materials are available from various suppliers. Management believes that adequate quantities of these materials are, and will continue to be, available from various suppliers. Stainless steel used in the Company's rangetop and bakeware products has been subject to price volatility, which is expected to continue, as a result of steel industry consolidation, government tariffs and a shortage of a critical component of steel production, global coke.

The melting units operated by the Company require both natural gas and electricity. Back-up procedures and systems to replace the primary source of these energy inputs are in place in each of the Company's relevant facilities; however, the back-up procedures may require reduction in production capabilities. Ongoing programs exist within each of the Company's glass melting facilities to reduce energy consumption. The Company does not engage in any hedging activities for commodity trading relating to its supply of natural gas or electricity, which are subject to market fluctuations. The Company currently manufactures approximately one half of its finished goods in its own facilities and purchases the remainder from various vendors in Asia, Europe and Mexico.
The Company believes that alternative sources of supply at competitive prices are available from other manufacturers of substantially identical products.

In the event that we were to replace a finished goods supplier, certain transition risks may arise, such as interruptions in supply and quality issues, that are outside of the Company's control and could have an adverse effect on the Company's operations and financial performance. In addition, significant increases in the cost of any of the Company's principal raw materials could have a material adverse effect on results of operations.

PATENTS  AND  TRADEMARKS

The Company owns numerous United States and foreign trademarks and trade names and has applications for the registration of trademarks and trade names pending in the United States and abroad. The Company's most significant owned trademarks and/or trade names include Corelle(R), Revere(R), Revere Ware(R), Visions(R), EKCO(R), Baker's Secret(R), Chicago Cutlery(R), Good Grips(R) and OXO(R). Other significant trademarks licensed and used by the Company are Corningware(R), Pyrex(R), and, Regent Sheffield(R). Upon the consummation of the Recapitalization on April 1, 1998, Corning granted to the Company fully paid, royalty-free licenses to use the Corningware(R) trademark, servicemark and tradename and the Pyroceram(R) trademark in the field of housewares and to use the Pyrex(R) trademark in the fields of housewares and durable consumer products. These exclusive licenses provide for indefinite renewable ten-year terms. Pyrex(R) licenses are subject to certain prior exclusive licenses granted to Newell, a significant competitor of the Company in the United States, and certain of its subsidiaries to distribute in Europe, Russia, the Middle East and Africa. In addition, in connection with the Recapitalization, the Company entered into a license agreement with Corning under which the Company was able to use "Corning" in connection with the Company's business until April 1, 2001(or up to five years in the case of certain molds used in the manufacturing process). The Company also has the right to use the trademark Corningware(R) in connection with the Company's outlet stores.

The Company also owns numerous United States and foreign patents, and has patent applications pending in the United States and abroad. In addition to its patent portfolio, the Company possesses a wide array of trade secrets of proprietary technology and knowledge. The Company also licenses certain intellectual property rights to or from third parties.

Concurrent with the Recapitalization, Corning granted to the Company a fully paid, royalty-free license of patents and know-how (including evolutionary improvements) owned by Corning that pertain to or have been used in the

Company's business. Furthermore, the Company and Corning entered into a five-year technology support agreement (renewable at the option of the Company for an additional five years), pursuant to which Corning will provide to the Company (at the Company's option) engineering, manufacturing technology, and research and development services, among others, at Corning's standard internal rates. The technology support agreement was assumed in the Chapter 11 proceedings, and renewed for a five-year term on April 1, 2003.
The Company believes that its patents, trademarks, trade names, service marks and other proprietary rights are important to the development and conduct of its business and the marketing of its products. As such, the Company vigorously protects its intellectual property rights.

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

It is the Company's policy to accrue for remediation costs when it is probable that such costs will be incurred and when a range of loss can be reasonably estimated. The Company has accrued approximately $0.6 million as of December 31, 2003 for probable environmental remediation and restoration liabilities. Based on currently available information and analysis, the Company believes that it is possible that costs associated with such liabilities or as yet unknown liabilities may exceed current reserves in amounts or a range of amounts that could be material but cannot be estimated as of December 31, 2003. There can be no assurance that activities at these or any other facilities or future facilities will not result in additional environmental claims being asserted against the Company or additional investigations or remedial actions being required or other costs being imposed.

GOVERNMENTAL  REGULATIONS

The Company is subject to various federal, state and local laws affecting its business, including various environmental, health, fire and safety standards and consumer protection regulations. See "Environmental Matters." The Company is also subject to the Fair Labor Standards Act and various state laws governing such matters as minimum wage requirements, overtime and other working conditions and citizenship requirements. The Company believes that its operations are in material compliance with applicable laws and regulations.

EMPLOYEES

At December 31, 2003, the Company employed approximately 2,460 full-time employees worldwide. Approximately 1,520 employees (including 1,200 in the U.S. and 320 internationally) are represented by collective bargaining agreements. The collective bargaining agreement at the Company's Monee facility was renegotiated in February 2004 and covers approximately 180 union employees. The collective bargaining agreement at the Company's Massillon facility expires in September 2004 and covers approximately 170 union employees.

OTHER

Additional information in response to Item 1 relating to geographic information is found in Note 14 - Segment Information to the Consolidated Financial Statements.

AVAILABLE  INFORMATION

The Company files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other documents with the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1934 (the "Exchange Act"). The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Information on the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC.

The Company's Internet website can be found at www.worldkitchen.com.  The
                                               --------------------
Company will make available, free of charge, beginning in 2004 for all filings after Emergence, on or through its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any other reports filed or furnished with the SEC, if applicable, as soon as practicable after the Company files or furnishes them to the SEC.

ITEM 2.  PROPERTIES.

WKI utilizes four primary manufacturing facilities (three in the United States and one decorating facility in Malaysia) and seven principal packaging and distribution centers (three in the United States and four outside of the United States). In addition to the properties described below, the Company leases 411,374 sq. ft. of retail space for its Company-operated retail stores located in the United States (76 stores), in Canada (5 stores) and in Australia (5 stores). Substantially all of the Company's domestic property is subject to priorities liens under its debt agreements. The Company's facilities are generally well maintained. The table below summarizes certain data for each of the Company's principal properties, including its manufacturing and distribution facilities, at December 31, 2003:


LOCATION                                PRIMARY USE                 FACILITY
--------                         ---------------------------------------------------
                                                                SQ. FEET   OWN/LEASE
                                                               ---------  ----------
DOMESTIC:
Bentonville, Arkansas            Administrative                    1,300    Leased
Charleroi, Pennsylvania          Manufacturing                   585,710     Own
Chambersburg, Pennsylvania (1)   Administrative                   22,000    Leased
Chambersburg, Pennsylvania (2)   Distribution                    126,400    Leased
Corning, New York (3)            Manufacturing                   347,000  Own/Leased
Franklin Park, Illinois (4)      Administrative                  150,000    Leased
Greencastle, Pennsylvania        Distribution                  1,034,542     Own
Massillon, Ohio                  Manufacturing                   230,000     Own
Monee, Illinois                  Distribution/Warehouse          740,800    Leased
New York, New York               Administrative                    8,000    Leased
Reston, Virginia                 Corporate Offices                22,661    Leased
Rosemont, Illinois (4)           Administrative                   35,119    Leased
Terre Haute, Indiana             Administrative                   20,000    Leased

INTERNATIONAL:
Johor, Malaysia (5)              Ware Decorating                 218,000     Own
Johor, Malaysia                  Distribution                     66,134    Leased
Mexico City, Mexico              Administrative                    3,229    Leased
Mumbia, India                    Administrative                      531    Leased
Niagara Falls, Ontario, Canada   Admin/Warehouse/Distribution    122,000     Own
Niagara Falls, Ontario, Canada   Warehouse                        28,000    Leased
Seoul, Korea                     Administrative                    6,013    Leased
Singapore                        Administrative/Warehouse         16,440    Leased
Sydney, Australia                Distribution                     74,000    Leased
Taipei, Taiwan                   Administrative                    1,280    Leased
Tokyo, Japan                     Administrative                    1,988    Leased
Hong Kong, China                 Administrative                    2,000    Leased
ShenZhen, China                  Administrative                    5,000    Leased

     (1) Chambersburg, PA administrative office is scheduled to close in March 2004, when its lease will terminate. The related administrative functions were consolidated into the Greencastle facility in January 2004.
     (2) Chambersburg, PA distribution center lease ends on June 30, 2004, and will not be renewed.
     (3)  Small portion of property is leased as it is shared.
     (4) Franklin Park, IL office lease terminated in the first quarter of 2004, and the employees were moved to the Rosemont, IL office, which lease commenced on December 15, 2003.
     (5) The Malaysia location is owned by WKATG Malaysia, a subsidiary that is 80% owned by the Company. The land on which the facility is located is leased pursuant to a 60-year lease expiring in 2048.

ITEM 3.  LEGAL PROCEEDINGS.

On May 31, 2002, the Company and eleven of its U.S. subsidiaries (collectively, the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the federal bankruptcy code in the United States Bankruptcy Court for the Northern District of Illinois. The reorganization was jointly administered under the caption "In re World Kitchen, Inc., a Delaware Corporation, et al., Case No. 02-B21257." The Plan of reorganization was confirmed by the Bankruptcy Court on December 23, 2002, and became effective January 31, 2003. During the period from May 31, 2002 until January 31, 2003, the Debtors operated their businesses as debtors-in-possession under Chapter 11. The Company's non-U.S. subsidiaries did not file voluntary petitions, were not Debtors and did not reorganize. On January 12, 2004, nine of the twelve Debtors' Chapter 11 cases were closed by the Court. The remaining three Chapter 11 cases were closed by the Court on February 12, 2004. Prior to completing the Chapter 11 proceedings, seven of the Debtors were merged into other subsidiaries of the Company.

Litigation

The Company has been engaged in, and anticipates it will continue to be engaged in, the defense of product liability claims related to products it manufactures or sells. The Company maintains product liability coverage, subject to certain deductibles and maximum coverage levels, that it believes is adequate and in accordance with industry standards.

In addition to product liability claims, from time to time the Company is a defendant in various other claims and lawsuits arising in the normal course of business. The Company believes, based upon information currently available, and taking into account established reserves for estimated liabilities and its insurance coverage, that the ultimate outcome of these proceedings and actions is unlikely to have a material adverse effect on our financial statements. It is possible, however, that some matters could be decided unfavorably to the Company and could require the Company to pay damages, or make other expenditures in amounts that could be material but cannot be estimated as of December 31, 2003.

Environmental  Matters

The Company's facilities and operations are subject to certain federal, state, local and foreign laws and regulations relating to environmental protection and human health and safety, including those governing wastewater discharges, air emissions, and the use, generation, storage, treatment, transportation and disposal of hazardous and non-hazardous materials and wastes and the remediation of contamination associated with such disposal. Because of the nature of the Company's business, it has incurred, and will continue to incur, capital and operating expenditures and other costs in complying with and resolving liabilities under such laws and regulations.

It is the Company's policy to accrue for remediation costs when it is probable that such costs will be incurred and when a range of loss can be reasonably estimated. The Company has accrued approximately $0.6 million as of December 31, 2003 for probable environmental remediation and restoration liabilities. Based on currently available information and analysis, the Company believes that it is possible that costs associated with such liabilities or as yet unknown liabilities may exceed current reserves in amounts or a range of amounts that
could be material but cannot be estimated as of December 31, 2003.   There can
be no assurance that activities at these or any other facilities or future facilities may not result in additional environmental claims being asserted against the Company or additional investigations or remedial actions being required.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANTS' COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS.

The Amended Certificate of Incorporation of Reorganized WKI (the "Amended Certificate") provides that the Company is authorized to issue up to 15.0 million shares of new common stock, par value $0.01 per share ("Common Stock"). The holders of Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. As of March 24, 2004, 5,752,184 shares of Common Stock were issued and outstanding, and held by approximately 40 holders of record. No shares of such common stock trade on any exchange or are quoted on any automated quotation system.

Covenants in certain debt instruments restrict, and may prohibit, the Company from paying dividends. No dividends were declared on Common Stock during 2003.

The following table describes certain information relating to equity compensation plans of the Company as of December 31, 2003.

                                 Equity Compensation Plan Information
                                (in thousands, except per share data)
                               --------------------------------------------
                                                               Number of
                                                               securities
                                 Number of                     remaining
                               securities to    Weighted-     available for
                                 be issued       average         future
                               upon exercise  exercise price    issuance
                                    of            of          under equity
                                outstanding   outstanding     compensation
                                  options       options          plans
                               -------------  --------------  -------------
Equity compensation plans not
 approved by security holders        613,040  $        18.25         97,902

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial information is derived from the Company's Consolidated Financial Statements for periods both before and after emerging from Chapter 11 protection on January 31, 2003. For accounting purposes, the financial statements reflect the reorganization as if it was consummated on December 31, 2002. Therefore, the consolidated balance sheet data and related information at December 31, 2003 and 2002 and results of operations for the fiscal year ended December 31, 2003 are referred to as "Successor Company" and reflect the effects of the reorganization and the principles of Fresh Start Reporting. Periods presented prior to December 31, 2002 have been designated "Predecessor Company." Note 2 to the Consolidated Financial Statements under Item 8 "Financial Statements and Supplementary Data", provides a reconciliation of the Predecessor Company's consolidated balance sheet as of December 31, 2002 to that of the Successor Company which presents the adjustments that give effect to the reorganization and Fresh Start Reporting. The data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's Consolidated Financial Statements and Notes thereto, included elsewhere herein. Certain amounts have been reclassified in prior years to conform to the current year presentation.

                        FIVE YEAR SELECTED FINANCIAL DATA
                      For the Fiscal Years Ended December 31
                      (In thousands, except per share data)

                                                SUCCESSOR |
                                                 COMPANY  |                        PREDECESSOR COMPANY         PREDECESSOR COMPANY
                                              ----------- | -------------------------------------------------  -------------------
                                                  2003    |    2002                2001             2000          1999
                                              ----------- | -----------        ----------       ----------     ----------
RESULTS OF OPERATIONS                                     |
--------------------------------------------              |
Net sales                                     $  609,004  | $  684,846         $ 745,872       $ 827,581        $ 633,534
Net income (loss) from continuing operations  $  (59,657) | $  548,763 (1)     $(132,993) (3)  $(150,088) (3)   $ (28,058)     (3)
Net (loss) income applicable to Common                    |
  Stock                                       $  (59,657) | $  339,532 (1)(2)  $(148,451) (3)  $(163,472) (3)   $ (40,099)     (3)
Per share data:                                           |
   Basic (loss) income from continuing                    |
    operations                                $   (10.37) | $     7.86 (1)(2)  $   (2.17) (3)  $   (2.45) (3)   $   (1.08)     (3)
   Diluted (loss) income from continuing                  |
    operations                                $   (10.37) | $     7.51 (1)(2)  $   (2.17) (3)  $   (2.45) (3)   $   (1.08)     (3)
                                                          |
CASH FLOW INFORMATION                                     |
--------------------------------------------              |
Cash flow from operating activities           $  (11,133) | $    1,780         $  39,488       $ (46,141)       $ (32,396)
Cash flow from investing activities           $  (12,289) | $  (19,063)        $ (18,179)      $ (58,424)       $(421,509)
Cash flow from financing activities           $   (6,352) | $   (9,405)        $  37,583       $ 104,110        $ 453,216
                                                          |

FINANCIAL POSITION                               SUCCESSOR COMPANY            |    PREDECESSOR COMPANY
--------------------------------------------  -----------------------         |---------------------------------------------
                                                  2003         2002           |   2001            2000             1999
                                              -----------  -----------        |----------      ----------      -------------
Cash                                          $   10,343   $   40,117         |$  66,805       $   7,913        $   8,368
Working capital                               $  127,523   $  122,416         |$(628,488) (4)  $ 201,314        $ 246,610
Total assets                                  $  627,582   $  742,773         |$ 831,838       $ 929,220        $ 979,679
Total debt                                    $  364,890   $  368,107         |$ 818,483       $ 776,263        $ 672,903


     (1)     Includes a reorganization gain of $577.2 million.
     (2)     Includes cumulative effect of change in accounting principle of $202.1 million upon the adoption of SFAS No.142.
     (3)     Includes restructuring charges of $51.9 million and $69.0 million in 2001 and 1999, respectively; integration and transaction related expenses of $26.6 million and 9.2 million in 2000 and 1999, respectively; and provision for closeout
of inventories of $20.0 million in 2000.   The amount also includes $18.5 million for rationalization charges in 2001, of which $13.2 million is included in selling, general and administrative expenses and $5.3 million in cost of sales.
     (4)     Includes long-term debt of $806.1 million which was classified as current liabilities in 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company for the years ended December 31, 2003, 2002 and 2001, and related notes to the Consolidated Financial Statements included elsewhere herein.

OVERVIEW OF BUSINESS
--------------------

WKI Holding Company Inc. (the "Company," "WKI," "we," or "our") is a leading manufacturer and marketer of consumer bakeware, dinnerware, kitchen and household tools, rangetop cookware and cutlery products. We have strong positions in major channels of distribution for our products in North America and have also achieved a significant presence in certain international markets, primarily Asia and Australia. In North America, we sell both on a wholesale basis to mass merchants, department stores, specialty retailers, and grocery chains and on a retail basis, through Company-operated retail outlet stores. Our top five customers accounted for over 40% of net sales in 2003, with our largest customer being Wal-Mart. In the international market, we have established our presence on a wholesale basis through an international sales force coupled with localized distribution and marketing capabilities.

The market for our products is highly competitive. Competition in the marketplace is affected not only by domestic manufacturers but also by the large volume of foreign imports. A number of factors affect competition in the sale of our products, including, but not limited to, quality, price and merchandising parameters established by various distribution channels. Shelf space and placement are also key factors in determining retail sales of all of our products. Other important competitive factors include new product introductions, brand identification, style, design, packaging and service levels.

We currently manufacture most of our finished goods in the dinnerware and the glass and metal portions of our bakeware categories, which constitutes approximately one half of our finished goods costs. We purchase the remainder of finished goods from various vendors in Asia and Europe to support our rangetop, kitchenware, cutlery and the ceramic portion of our bakeware categories. Reliance on finished goods suppliers could give rise to certain risks, such as interruptions in supply and quality issues, which are outside our control. In addition, significant increases in the cost of energy, transportation or principal raw materials could have an adverse effect on results of operations.

Seasonal variation is a factor in our business in that there is generally an increase in sales demand in the second half of the year driven by increased consumer spending at retailers during the holiday shopping season. This causes us to adjust our purchasing schedule to ensure proper inventory levels in support of second half of the year programs. Historically, between 55% and 60% of our sales occur during the second half of the year. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full year.

During the course of 2003, the Company continued to experience declining revenues in certain key product lines, predominantly the tabletop, bakeware and kitchenware categories. These declines resulted from loss of market share and distribution at certain customers and a weak retail environment in the first half of 2003. This environment was evidenced by many key retailers curtailing purchases in an effort to not only maintain, but reduce, inventory levels. Our market share and distribution losses stemmed from both competitive pressures and a lack of spending on new product introductions, the latter being impacted by our financial situation culminating in the bankruptcy reorganization process from May 2002 until January 2003.

Based on these declines and loss of market share, we conducted an impairment test of goodwill and intangible assets with indefinite useful lives as of December 31, 2003. We engaged third party valuation experts to determine the fair value of our reporting units, as defined by SFAS No. 142, and determined that some of the value of our goodwill was impaired. As a result of this analysis, we recorded an impairment loss of $40.3 million relating to goodwill as of December 31, 2003.

As a result of the topline shortfall, the Company did not meet its Adjusted EBITDA covenant for the year ending 2003. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization and also excludes restructuring charges, reorganization charges and other non-recurring items as agreed to by our lenders, such as charges for the Company's Long Term Incentive Plan (LTIP) and Key Employee Retention Plan (KERP).

On January 23, 2004, limited waivers were obtained, through February 29, 2004, for the Company's non-compliance with the EBITDA covenant requirement through December 31, 2003 for both the Revolver and Term loans, which allowed for the continued extension of credit for a limited period of time. On February 13, 2004, we obtained an amendment and waiver from representatives of the Revolver and Term loan bank groups which waived certain EBITDA related year-end covenant compliance for 2003 and significantly reduced specified 2004 Adjusted EBITDA levels and also revised covenants related to seasonal adjustments to the borrowing base calculations and certain other debt ratios. With these new reduced covenant requirements in place, management is positioned to carry on its turnaround strategy in 2004. There can be no assurance that this strategy will achieve all anticipated results.

In addition, with the support of our lead Bank Group and the Company's Board of Directors, management has engaged external advisors to evaluate key areas of the Company's domestic operations. Initial recommendations concerning business realignment, process improvement and cost reduction opportunities are being evaluated and additional analysis is being performed. We expect that the result of this effort will lead to a restructuring program which will be announced and commenced in the second or third quarter of 2004. Management will continue its strategic commitment to consolidate our focus, reduce costs, leverage our brands and gain new distribution opportunities. We expect to support this commitment by increased spending in 2004 on new product development, marketing programs and sales force execution. We will also continue to work towards margin improvement through already identified manufacturing cost reduction programs. It is expected that the additional spending required to boost top line performance and to attract and retain the talent required to continue with the turnaround will be supported in large part by these manufacturing cost reductions, SG&A reductions and sourcing efforts. In addition, from time to time we will continue to review our brands, product lines and distribution arrangements and evaluate them in light of strategic initiatives and competitive factors.

BACKGROUND

Our businesses began in 1915 as an unincorporated division of Corning, Inc.("Corning"), and these businesses continued to be owned by Corning until 1998. On April 1, 1998, these businesses were separated from Corning, pursuant to a leveraged buy-out (the "LBO") under the terms of a Recapitalization Agreement, dated March 2, 1998 (the "Recapitalization Agreement"), among Corning, WKI, Borden, Inc.("Borden") and CCPC Acquisition Corp ("CCPC Acquisition").

Under the Recapitalization Agreement, CCPC Acquisition acquired 92% of the outstanding shares of common stock of WKI from Corning for $110.4 million. This stock acquisition was financed by an equity investment in CCPC Acquisition by BW Holding LLC, an affiliate of Kohlberg, Kravis, Roberts & Co., L.P. ("KKR"), which organized and controls an investment partnership that owns CCPC Acquisition and Borden. In connection with these transactions, we paid to Corning a dividend of $482.8 million, which was financed through external borrowings.

In the first quarter of 1999, we implemented a comprehensive restructuring program designed to reduce costs through the elimination of underutilized capacity, unprofitable product lines and increased utilization of our remaining facilities (the "1999 Restructuring"). The major elements of the 1999 Restructuring included: (a) the discontinuation of the commercial line of tableware products; (b) the closing of the related tableware portion of our manufacturing facility in Charleroi, Pennsylvania; and (c) the discontinuation of the in-house production of rangetop cookware, which subsequently has been sourced from third party manufacturers.

Seeking to expand the market share of the business and achieve product growth following the LBO, we made two significant acquisitions in the last quarter of 1999, first acquiring EKCO Group, Inc. ("EKCO") and most of its subsidiaries, a manufacturer and marketer of various branded consumer products, including bakeware and kitchen and household tools for approximately $229 million. This acquisition was financed through the issuance of $150 million in common stock to CCPC Acquisition and external borrowings.

The second acquisition involved the purchase of General Housewares Corp ("GHC") and its subsidiaries, a manufacturer and marketer of consumer durable goods with principal lines of business consisting of kitchen and household tools, precision cutting tools, kitchen cutlery and cookware. GHC was acquired for a purchase price of approximately $159 million and financed through the issuance of $50 million in cumulative junior preferred stock to Borden and external borrowings.

During 2000, we dedicated extensive resources to the integration of the acquired businesses of EKCO and GHC. The integration included the consolidation of acquired distribution facilities into a new distribution center in Monee, Illinois, a substantial upgrade to a new enterprise-wide information system in order to streamline and consolidate internal business functions and related information reporting, and a consolidation of sales, marketing, finance, executive administration, human resources and information technology efforts.
By the end of 2000, most of the integration activities were completed; however, we had fully utilized our $275.0 million revolving credit facility and received a temporary $40.0 million credit facility from Borden to meet our working capital and liquidity requirements. In April 2001, the Company effectively amended and restated both its temporary $40 million credit facility from Borden and its 1998 Credit Agreement which ultimately led to an additional $50.0 million in long-term financing commitments, ($25 million from Borden and $25 million from the revolving credit facility) which were to expire on March 31, 2004.

In early 2001, we embarked upon a plan designed to strengthen our future profitability and flexibility (the "2001 Restructuring"). The major elements of the 2001 Restructuring involved a continuation of the efforts begun in 1999 and 2000 and included: (a) the cessation of manufacturing at the Martinsburg, West Virginia facility for the Corningware(R) and Visions(R) product lines and securing alternative sources of production; (b) the cessation of manufacturing at the Wauconda, Illinois facility for the Chicago Cutlery(R) product lines and securing alternative sources of production; (c) further consolidation of distribution operations into the Company's distribution centers at Monee, Illinois and Greencastle, Pennsylvania; (d) significant restructuring of metal bakeware manufacturing at Massillon, Ohio; (e) the consolidation of certain international sales, marketing and distribution operations in Canada and the United Kingdom; and (f) a continued organizational redesign to achieve headcount reductions, upgrade key capabilities and centralize certain administrative functions in Reston, Virginia.

During 2001, while we were undergoing substantial restructuring, our top-line operating performance was impacted by competitive and market pressures. Competition stems from both domestic and foreign manufacturers, particularly low-cost Asian producers. At the same time, many domestic department stores and other retailers experienced financial difficulties due to slower retail sales and other economic factors. This, in turn, prompted inventory cutbacks and delays in new product roll-outs. Moreover, the economic slowdown in 2001, which continued in 2002, in the United States and abroad has impacted demand for our products.

As a result of the above, by the end of 2001, our debt burden exceeded $800 million. We had incurred substantial operating and net losses over the course of the two years ending in 2001, which continued in 2002, from not only the high interest costs required to service this debt, but our declining revenue stream due to conditions described above. Despite the strength of our core businesses, product lines and brand names and the implementation of several successful operational restructurings, we experienced difficulties maintaining compliance with outstanding debt covenants. As a result, on May 31, 2002 (the "Filing Date"), the Company and its eleven U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the federal bankruptcy code in the United States Bankruptcy Court for the Northern District of Illinois (the "Court"). We quickly and successfully emerged from these proceedings on January 31, 2003 (the "Effective Date"), the details of which are described below.

Upon emergence from bankruptcy early in 2003, we were poised to continue our turnaround and pursue our growth strategies, with our funded debt levels dramatically reduced from $800 million to $400 million and with key customer and vendor relationships intact. However, in the first quarter of 2003, continued weak economic conditions and global uncertainties impacted our sales performance as customers responded to poor fourth quarter 2002 consumer demand by reducing their inventory levels. This slowdown continued into the second quarter of 2003. In addition, we experienced a loss of distribution in certain categories that resulted, in part, from the bankruptcy reorganization and lack of new products and promotional spending in 2002 and the first half of 2003. The lack of new products and promotions, which are required to be in place well in advance of the crucial fourth quarter holiday season, heavily impacted our ability to generate sales in the second half of 2003. The impact from these factors continued to have an adverse effect in 2003, resulting in net sales being substantially below prior year levels. Even so, we were able to manage our cash flow by reducing inventory levels and discretionary spending and ended the year with no outstanding balance on our new revolving credit facility (the "Revolver"). However, as a result of poor earnings performance, we did not satisfy certain debt covenants under our credit facilities, including required minimum EBITDA level covenants and leverage ratios as specified in the Revolver and Term Loan debt agreements. As mentioned above, the Company has obtained the necessary waivers and amendments, and is also embarking upon a long term restructuring program to both improve topline performance and reduce costs.

REORGANIZATION

On May 31, 2002 (the "Filing Date"), the Company and its U.S. subsidiaries (collectively, the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the federal bankruptcy code ("Bankruptcy Code" or "Chapter 11") in the United States Bankruptcy Court for the Northern District of Illinois (the "Court"). The reorganization was jointly administered under the caption "In re World Kitchen, Inc., a Delaware Corporation, et al., Case No. 02-B21257."
During the period from the Filing Date until January 31, 2003 (the "Effective Date"), the Debtors operated the business as debtors-in-possession under Chapter
11. The Company's non-U.S. subsidiaries did not file voluntary petitions, were not Debtors and did not reorganize. On January 12, 2004, nine of the twelve Debtors' Chapter 11 cases were closed by the Court. The remaining three Chapter 11 cases were closed by the Court on February 12, 2004.

On November 15, 2002, the Debtors filed their second amended joint plan of reorganization (the "Plan") with the Court, which was confirmed on December 23, 2002 (the "Confirmation Date"). All material conditions precedent to the Plan becoming binding were resolved on or prior to December 31, 2002, and, therefore, the Company recorded the effects of the Plan and Fresh Start Reporting (as defined herein) as of that date. On the Effective Date, the Debtors legally emerged from their bankruptcy proceedings. At December 31, 2002, the Company recorded a $577.2 million reorganization gain reflecting the cancellation of debt pursuant to the Plan and adjusted the historical carrying value of its assets and liabilities to fair value, as defined by the reorganization value.

The Company's reorganization value of approximately $500 million, defined as post-emergence debt and equity ("Reorganization Value"), was determined in the fourth quarter of 2002, based on an independent valuation by financial valuation experts after consideration of several factors and assumptions and by using various valuation methods, including cash flow multiples, price/earnings ratios and other relevant industry information.

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

     3. The Company's $25 million revolving credit facility due to Borden Chemical, Inc. (the "Borden Credit Facility"), an affiliate of the Predecessor Company's primary stockholder (KKR), was converted into the right to receive 615,483 shares (approximately 11%) of New Common Stock.

     4. The Company's 9-5/8% Notes in the amount of $211.1 million, including accrued interest, were converted into the right to receive 608,500 shares (approximately 10%) of New Common Stock.

     5. The Company agreed to pay $2.9 million to settle in full the 9-1/4% Series B Senior Notes ("9-1/4% Notes") issued by EKCO Group Inc., a wholly owned subsidiary of the Company, and certain of its subsidiaries.

     6. The Company reinstated $4.9 million of pre-existing Industrial Revenue Bond claims (the "Reinstated IRB claims").

     7. The Debtors' $50 million debtor in possession financing was repaid in full and terminated, and the Company entered into a new Revolving Credit Agreement providing up to $75 million in availability subject to borrowing base restrictions.

     8. The Company became obligated to pay pre-petition liabilities to its vendors and other general unsecured creditors. Under the terms of the Debtors' Plan, general unsecured creditors of the Company were paid 8.8% of the allowable claim amount. General unsecured creditors of the Company's domestic operating subsidiaries were paid 60% of the allowable claim amount. Payments of approximately $17 million were made as prescribed by the Court at various distribution dates as claims were reconciled or otherwise resolved. The final distribution was made in January 2004.

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

Fresh Start Reporting adjustments reflect the application of Statement of Financial Accounting Standard No. 141 "Business Combinations" ("SFAS No. 141") for assets, which requires a reorganized entity to record its assets and
liabilities at their fair value.   The Company used its Reorganization Value to
define the fair value of debt and equity at December 31, 2002. The resulting reorganized equity value of $132.3 million was allocated to individual assets using the principles of SFAS No. 141 and liabilities were adjusted to fair value upon emergence. The difference between the reorganized equity value described above and the resulting fair value of assets and liabilities was recorded as goodwill. The Company used independent valuation experts where necessary to estimate the fair value of major components of the balance sheet including trademarks, patents, customer relationships, property, plant and equipment and pension benefit obligations. The Fresh Start Reporting adjustments recorded in 2003 resulted in a reduction to goodwill of $73.6 million.

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

The Company's trademarks and exclusive licenses are recognizable household names and are renewable solely at the discretion of the Company; as such, they were determined to have indefinite lives and are not amortized, but will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset(s) might be impaired. An exclusive distribution agreement valued at $7.1 million was determined to have a definite life based on the term of the governing contract and is amortized over the remaining estimated useful life of 8.7 years as of January 1, 2003.

Fair valuation adjustments for certain customer relationships were recorded as of January 1, 2003, and were determined using the excess income approach for significant customers within the Company's mass merchandising distribution channels and the cost approach for certain other distribution channels. The Company's customer relationships were valued at $24.8 million. Intangible assets associated with significant customers within the Company's mass merchandising distribution channels are amortized over their estimated remaining useful lives of 10 years. Intangible assets associated with certain other distribution channels are amortized over their estimated useful lives of 9 years using the double declining balance method, which is representative of the contractual turnover of customers within those distribution channels.

Fair valuation adjustments for certain patents were recorded as of January 1, 2003, and were determined using the excess income and relief from royalty approaches. The Company's patents were valued at $23.0 million with estimated remaining useful lives ranging from 4 to 18 years based on the expiration of the patent under federal law.

Fair valuation adjustments for property, plant and equipment were also recorded as of January 1, 2003. The fair value of the Company's property, plant, and equipment was determined to be $24.5 million more than the net book value at December 31, 2002. The Company adjusted its carrying value of property, plant and equipment as of January 1, 2003 as follows: $4.6 million for land, $12.6 million for buildings, and $7.3 million for machinery and equipment. The Company will depreciate these assets over their newly estimated remaining useful lives as of January 1, 2003.

The Company used market data to determine the fair value of the Company's precious metals, principally platinum and rhodium. As a result, the Company increased the fair value of its precious metals by $14.9 million as of January 1, 2003. Precious metals are classified as other assets in the Consolidated Balance Sheet.

In December 2002, the Debtors' pension benefit obligations were written up to fair value, equal to the projected benefit obligation of $31.7 million as of December 31, 2002, as determined by the Company's third-party actuary. Previously recorded other comprehensive income related to unrecognized actuarial losses of $28.3 million and intangible assets related to prior unrecognized service cost of $5.7 million were written off.


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

The listing below is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States. There are also areas in which our judgment in selecting an available accounting alternative would not produce a materially different result. Our accounting policies are more fully described in Note 3 to our audited financial statements for the year ended December 31, 2003. We consider the following policies to be important in understanding the judgments involved in preparing our financial statements and the uncertainties that could affect our financial condition, results of operations or cash flows.

FRESH START REPORTING AND INTANGIBLE ASSETS

Upon confirmation of the Plan, we adopted the provisions of Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("Fresh Start Reporting" or "SOP 90-7"). Fresh Start Reporting adjustments reflect the application of Statement of Financial Accounting Standard No. 141 "Business Combinations" ("SFAS No. 141") for assets, which requires a reorganized entity to record its assets and liabilities at their fair value. We used our Reorganization Value to define the fair value of our debt and equity at December 31, 2002. The resulting reorganized equity value of $132.3 million was allocated to individual assets using the principles of SFAS No. 141 and liabilities were adjusted to fair value upon emergence. The difference between the reorganized equity value described above and the resulting fair value of assets and liabilities was recorded as goodwill. We used independent valuation experts where necessary to appraise the major components of the balance sheet including trademarks, patents, customer relationships, property, plant and equipment and pension benefit obligations. The determination of fair value of assets and liabilities required significant estimates and judgments made by management as interpreted by independent valuation experts and results may differ under different assumptions or conditions.

As a consequence of the implementation of Fresh Start Reporting, the financial information presented in the unaudited consolidated statement of operations and the corresponding statement of cash flows for the year ended December 31, 2003 is generally not comparable to the financial results for the year ended December 31, 2002. Any financial information herein labeled "Predecessor Company" refers to periods prior to the adoption of Fresh Start Reporting, while those labeled "Successor Company" refer to periods following our reorganization. The lack of comparability in the accompanying consolidated financial statements relates primarily to our capital structure (outstanding shares used in earnings per share calculations), debt and bankruptcy related costs, and depreciation and amortization related to adjusting property, plant and equipment and other intangible assets to their fair value.

BENEFIT PLANS

We have pension costs and obligations which are dependent on assumptions used by actuaries in calculating such amounts. These assumptions include discount rates, inflation, salary growth, long-term return on plan assets, retirement rates, mortality rates and other factors. While we believe that the assumptions used are appropriate, significant differences in actual experience or significant changes in assumptions would affect our pension costs and obligations.

REVENUE RECOGNITION, SALES RETURNS AND ALLOWANCES, BAD DEBTS

Revenue is recognized when products are shipped to customers and when all substantial risk of ownership has transferred, net of provisions for customer allowances, including returns, discounts, rebates, incentives and other promotional payments. These provisions require us to make estimates regarding the amount and timing of future returns and deductions. Estimates for returns are based on historical return rates, current economic trends and changes in customer demand due to product acceptance and in some cases, from information acquired through discussion with our customers. Estimates regarding other deductions also involve evaluation of historical deduction rates, assessment of open customer promotional programs based on allowable percent of gross sales and expected assessment of volume rebates allowed based on estimated achievement against targets. Deductions already taken by the customer are generally included in accrual estimates as a reduction against gross sales with additional accruals recorded to estimate future sales deductions. Significant management judgment is used in establishing accruals for sales returns and other allowances in any given accounting period. In addition, we use estimates in determining the collectibility of our accounts receivable and must rely on our evaluation of historical bad debts, customer concentration, customer credit ratings, current economic trends and changes in customer payment patterns to arrive at appropriate reserves. Material differences may result in the amount and timing of earnings if actual experience differs significantly from management estimates.

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

IMPAIRMENT OF INTANGIBLE AND LONG LIVED ASSETS

We evaluate our goodwill and other intangible assets for impairment in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Under this standard, goodwill and intangible assets with indefinite useful lives are no longer amortized, but are tested for impairment annually, or more frequently, if events or changes in circumstance indicate that the assets might be impaired.

We evaluate our property and equipment and other long-lived assets for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." For assets to be disposed of, we recognize the asset at the lower of carrying value or fair market value less costs of disposal, as estimated based on comparable asset sales, solicited offers, or a discounted cash flow model. For assets to be held and used, we review for impairment whenever facts and circumstances indicate the carrying amount may not be fully recoverable.

All recognized impairment losses are recorded as operating expenses. There are several estimates, assumptions and decisions in measuring impairments of intangible and long-lived assets. Impairment testing requires certain valuation calculations based on projected future cash flows. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates.


RESULTS OF OPERATIONS
---------------------

The following commentary and tables provide the comparative results of our operations and financial condition for the periods covered. We manage our business on the basis of one reportable segment - the worldwide manufacturing and marketing of consumer kitchenware products. We believe that our operating segments have similar economic characteristics and meet the aggregation criteria of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Results for the year ended December 31, 2003, 2002 and 2001, were prepared using generally accepted accounting principles in the United States.

2003 COMPARED TO 2002

As a result of the application of Fresh Start Reporting, the financial statements of the Successor Company are not comparable to the financial statements of the Predecessor Company. The following table sets forth the result of operations for the fiscal year ended December 31, 2003 compared to December 31, 2002 (dollars in thousands).

                                 Successor   Percent |   Predecessor   Percent                 Percentage
                                  Company    of net  |     Company      of net     Increase     increase
                                   2003       sales  |      2002        sales     (decrease)   (decrease)
                                ---------------------|  -----------------------  ------------  ----------
                                                     |
Net sales                       $  609,004     100.0%|  $    684,846     100.0%  $   (75,842)     (11.1)%
Cost of sales                      443,910      72.9 |       491,751      71.8       (47,841)       (9.7)
                                ---------------------|  -----------------------  ------------  ----------
    Gross profit                   165,094      27.1 |       193,095      28.2       (28,001)      (14.5)
Selling, general and                                 |
administrative expenses            146,013      24.0 |       162,976      23.8       (16,963)      (10.4)
Impairment of goodwill              40,336       6.6 |             -         -        40,336       100.0
Other expense, net                   5,639       0.9 |         3,297       0.5         2,342        71.0
                                ---------------------|  -----------------------  ------------  ----------
    Operating (loss) income        (26,894)     (4.4)|        26,822       3.9       (53,716)     (200.3)
Interest expense                    29,554       4.9 |        53,167       7.8       (23,613)      (44.4)
Reorganization items, net               --        -- |       577,228      84.3      (577,228)     (100.0)
Income tax expense                   3,088       0.5 |         1,979       0.3         1,109        56.0
Minority interest                     (121)       -- |          (141)       --            20        14.2
Cumulative effect of change in                       |
  accounting principle                  --        -- |      (202,089)    (29.5)      202,089       100.0
Preferred stock dividends               --        -- |        (7,142)     (1.0)        7,142       100.0
                                ---------------------|  -----------------------  ------------  ----------
    Net (loss) income           $  (59,657)    (9.8)%|  $    339,532      49.6%  $  (399,189)    (117.6)%
                                =====================|  =======================  ============  ==========

Net Sales

Net sales for 2003 were $609.0 million, a decrease of $75.8 million or 11.1% from 2002 driven by three key factors. The majority of the decline was driven by a loss of both promotional and base volume, largely in our rangetop, bakeware and kitchenware categories. This loss of volume was driven by competitive pricing pressure at mass merchants and grocery store channels resulting in lower volume at key accounts as we focused on maintaining profitable business. We also lost market share and distribution in certain categories year over year, which was precipitated, in part, by senior management's focus on an expedited exit from bankruptcy during most of 2002, the lack of new product introductions in certain categories and lower advertising and promotional spending in the second half of 2002 and the first half of 2003.

Secondly, the decline was also impacted in general by the continued retail buying slump in the first half of 2003. Key retailers worked off excess inventory from the disappointing 2002 holiday season and managed inventories to lower overall levels in the first half of 2003, awaiting a return of a stronger economic environment and related consumer buying.

And lastly, almost one third of the decline was precipitated by the closure of forty-five retail outlet stores in 2003, as part of our continuing efforts to rationalize our retail space and improve margins. Including only the impact of remaining stores year over year (e.g. excluding the impact of the closed stores on net sales) our sales decline would have been approximately 7.8%.

Gross Profit

Gross profit for 2003 was $165.1 million, a decrease of $28.0 million when compared to $193.1 million for 2002. As a percentage of net sales, gross profit in 2003 was 27.1%, a decrease of 1.1 percentage points from 28.2% in 2002.

The gross margin decline was largely attributable to two items, the first being the closure of twenty-nine unprofitable retail store outlets in April 2003 and related liquidation of inventories. In an effort to expedite these store closures and reduce overall inventory held for the retail outlets, certain inventory was consigned to a third party liquidator during the first half of 2003 who sold it at close to cost. The second factor includes an asset impairment charge of $4.1 million taken on certain non-productive assets. Excluding the impact of all closed stores results from both prior year and current year and the impact of the impairment charge, gross margins would have been 28.5% in 2003 compared to 27.4% in 2002, an increase of 1.1 percentage points over the prior year.

Better margins in our international and OXO categories and lower manufacturing costs related to our outsourcing initiatives were partially offset by higher fixed absorption costs related to internal production curtailments in response to sales demand.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") for 2003 were $146.0 million compared to $163.0 million in 2002, a decrease of $17.0 million or 10.4 %. As a percentage of net sales, SG&A expenses were 24.0% in 2003 and 23.8% in 2002. The decrease in SG&A was driven by lower retail outlet overhead expense as a result of retail store closures. As part of our program to improve profitability of our retail stores, forty-five under performing stores were closed during 2003. In addition, during 2003 we recorded a severance charge of $2.3 million related to the elimination of employees at certain closed retail outlets, as well as other reductions in force, and $1.8 million of expense related to the key employee retention program, which was put in place with the approval of the Court during the Bankruptcy proceedings. During 2002, SG&A included $4.5 million of professional and consulting fees related to the development of the bankruptcy reorganization strategy prior to the Filing and rationalization charges of $3.3 million related to our 2001 restructuring activities.

Impairment of Goodwill

We conduct our annual test of impairment for goodwill and intangible assets with indefinite useful lives in the first quarter. We also test for impairment if events or circumstances occur subsequent to our annual impairment test that would more likely than not reduce the fair value of a reporting unit, as defined by SFAS No. 142, below its carrying amount. During the course of 2003, we continued to experience declining revenues in certain key product lines, predominantly the tabletop, bakeware and kitchenware categories. These declines resulted from loss of market share and distribution at certain customers and a weak retail environment in the first half of 2003. Based on these declines and loss of market share, we conducted an impairment test as of December 31, 2003. We engaged third party valuation experts to determine the fair value of our reporting units and determined that some of the value of our goodwill was impaired. As a result of this analysis, we recorded an impairment loss of $40.3 million relating to goodwill as of December 31, 2003.

Other Expense, Net

Other operating expenses were $5.6 million in 2003 compared to $3.3 million in 2002. In 2003, we recorded $6.3 million in amortization expense relating to patents, customer relationships and exclusive licenses that were recorded as of January 1, 2003 as a Fresh Start Reporting Adjustment partially offset by foreign exchange gains and lower royalty expenses.

Interest Expense

Interest expense was $29.6 million in 2003 compared to $53.2 million in 2002. The decrease in interest expense from the prior year of $23.6 million was attributable to a reduction of the Predecessor Company's debt by more than $420 million upon our emergence from bankruptcy.

Reorganization Items, Net

A reorganization gain of $577.2 million was recorded at December 31, 2002. Of this amount, $429.5 million related to the gain on discharge of prepetition liabilities and $195.3 million related to fresh start adjustments. Partially offsetting these gains were $21.2 million incurred for professional fees directly associated with the Chapter 11 reorganization proceedings, $14.1 million related to the write-off of the Predecessor Company's deferred financing fees, $7.7 million related to lease cancellation and asset write-offs, $2.8 million related to the key employee retention program and $1.8 million of other expense.

Income Tax Expense

Income tax expense, principally attributable to foreign income taxes, was $3.1 million in 2003 compared to $2.0 million in 2002 attributable to foreign income taxes. We provided a full valuation allowance on the domestic income tax benefit relating to the current and prior periods' pre-tax losses.

Cumulative Effect of Change in Accounting Principle

On January 1, 2002, we adopted SFAS No. 142. Under this standard, goodwill and intangible assets with indefinite useful lives are no longer amortized, but are to be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset(s) might be impaired. As a result of the implementation of this Standard we recorded an impairment loss of $202.1 million which is recorded as a cumulative effect of a change in accounting principle in the accompanying Consolidated Statements of Operations. Additional information is found in Note 4 - Goodwill and Other Intangible Assets to the Consolidated Financial Statements.

Net (Loss) Income

As a result of the factors discussed above, we had a net loss of $59.7 million in 2003 compared to net income of $339.5 million in 2002.


2002 COMPARED TO 2001

The following table sets forth the result of operations for the fiscal year ended December 31, 2002 compared to December 31, 2001 (dollars in thousands).

                                     Predecessor   Percent    Predecessor   Percent                 Percentage
                                       Company      of net      Company      of net     Increase     increase
                                        2002        sales        2001        sales     (decrease)   (decrease)
                                    -----------------------  -----------------------  ------------  ----------
Net sales                           $    684,846     100.0%  $    745,872     100.0%  $   (61,026)      (8.2)%
Cost of sales                            491,751      71.8        558,515      74.9       (66,764)      (12.0)
                                    -----------------------  -----------------------  ------------  ----------
    Gross profit                         193,095      28.2        187,357      25.1         5,738         3.1
Selling, general and
administrative expenses                  162,976      23.8        179,682      24.1       (16,706)       (9.3)
Provision for restructuring costs             --        --         51,888       7.0       (51,888)     (100.0)
    Other expense, net                     3,297       0.5         13,786       1.8       (10,489)      (76.1)
                                    -----------------------  -----------------------  ------------  ----------
Operating income                          26,822       3.9        (57,999)     (7.8)       84,821       146.2
Interest expense                          53,167       7.8         73,173       9.8       (20,006)      (27.3)
Reorganization items, net               (577,228)    (84.3)            --        --       577,228       100.0
Income tax expense                         1,979       0.3          1,600       0.2           379        23.7
Minority interest                           (141)       --           (221)       --            80        36.2
Cumulative effect of change in
  accounting principle                  (202,089)    (29.5)            --        --      (202,089)     (100.0)
Preferred stock dividends                 (7,142)     (1.0)       (15,458)     (2.1)       (8,316)      (53.8)
                                    -----------------------  -----------------------  ------------  ----------
    Net income (loss)               $    339,532      49.6%  $   (148,451)   (19.9)%  $   487,983       328.7%
                                    =======================  =======================  ============  ==========

Net Sales

Net sales for 2002 were $684.8 million, a decrease of $61.0 million or 8.2% from 2001 driven by a number of factors. In 2002, our volumes were heavily impacted by a loss of distribution in the mass merchandising and department store channels as certain key retailers were forced to manage purchasing in response to their own troubled financial situations. In addition we lost distribution within our rangetop business due to increased competition, lack of promotion and
temporary service issues in part related to the bankruptcy.   In addition, sales
reductions were driven by our decision to improve margins and reduce exposure to unprofitable markets. We discontinued our distribution in the United Kingdom, closed forty-two retail stores and clearance centers, and eliminated our direct participation in certain grocery channel promotional programs.

Gross Profit

Gross profit for 2002 was $193.1 million, an increase of $5.7 million when compared to $187.4 million for 2001. As a percentage of net sales, gross profit in 2002 was 28.2%, an increase of 3.1 percentage points from 25.1% in 2001. The increase in gross margins was driven by the exit from unprofitable markets and retail outlet stores as described above. In addition, gross margin improvements were driven by the impact of 2001 restructuring programs, which included outsourcing certain key brands to lower cost producers.

Selling, General and Administrative Expenses

SG&A for 2002 was $163.0 million compared to 2001 of $179.7 million. As a percentage of net sales, SG&A expenses were 23.8% in 2002 compared to 24.1% in 2001. In 2002, we recorded $4.5 million of outside consulting expenses related to the bankruptcy that were incurred prior to filing for Chapter 11. We also recorded $3.3 million of additional rationalization expenses related to the 2001 programs just described. The remaining reduction in SG&A expense was due to the closure of forty-two retail outlet stores and clearance centers during the year. In 2001, we recorded an $8.3 million bad debt reserve related to the announced bankruptcy of Kmart and also recorded $13.2 million of administrative expenses related to our rationalization programs designed to drive manufacturing efficiencies and the consolidation of business and executive headquarters locations.

Other Expense, Net

Other operating expenses were $3.3 million in 2002 compared to $13.8 million in 2001. The majority of the decline is due to the lack of goodwill, patent and trademark amortization as a result of the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill and intangible assets with indefinite useful lives to no longer be amortized. This reduction in other expense was partially offset by lower royalty and commission income due to reduced year over year sales volume.

Interest Expense

Interest expense was $53.2 million in 2002 compared to $73.2 million in 2001. The decrease in interest expense was due to the fact that we discontinued the accrual of interest expense related to certain debt instruments that were subject to compromise pursuant to SOP 90-7.

Income Tax Expense

Income tax expense in 2002 was $2.0 million compared to $1.6 million in 2001 attributable primarily to foreign taxes. We provided a full valuation allowance on the domestic income tax benefit relating to the current and prior period's pre-tax losses.

Net Income (Loss)

As a result of the factors discussed above, we had a net income of $339.5 million in 2002 compared to a net loss of $148.5 million in 2001.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Financial Condition

Our principal sources of liquidity for operations are funds generated from product sales and borrowings under the Revolver, as defined herein. In connection with the bankruptcy reorganization, we entered into a new revolving
credit agreement (the "Revolver") with a group of lenders.   The Revolver
provides for a revolving credit loan facility and letters of credit, in a combined maximum principal amount equal to the lesser of $75 million or a specified borrowing base, which is based upon eligible receivables and eligible inventory, with a maximum issuance of $25 million for letters of credit. The Revolver is secured by a first priority lien on substantially all of our domestic subsidiaries' assets and the stock of most of our subsidiaries (with the latter, in the case of our non-U.S. subsidiaries, being limited to 65% of their capital stock). We are required to reduce our direct borrowings, excluding letters of credit, on the Revolver to zero for a period of 15 consecutive days in fiscal year 2004 and for a period of 30 consecutive days in each fiscal year thereafter. We met the 2004 requirement in the first quarter of 2004. The Revolver and other loan agreements contain usual and customary restrictions including, but not limited to, limitations on dividends, redemptions and repurchases of capital stock, prepayments of debt (other than the Revolver), additional indebtedness, capital expenditures, mergers, acquisitions, recapitalizations, asset sales, transactions with affiliates, changes in business and the amendment of material agreements. Additionally, the Revolver and other loan agreements contain customary financial covenants relating to minimum levels of operating EBITDA and maximum leverage ratios and fixed charge coverage ratios (all as defined in the Revolver agreement). As of March 24, 2004, we had $45.5 million available under the Revolver after consideration of borrowing base limits at that date.

In the second quarter of 2003, we negotiated an amendment to the Revolver that
1) increased the inventory advance in the calculation of our borrowing base from 125% to 175% of eligible accounts receivable during the period from July 1, 2003 through November 1, 2003, and 2) decreased the required minimum consolidated EBITDA to levels close to those in the Term Loan for the second, third and
fourth quarters of 2003.   This change was precipitated by significant
continuing economic pressures experienced in the first half of the year which could have impacted our short term ability to borrow required amounts, due to the borrowing base restrictions related to receivables and inventory, and to meet specified EBITDA levels.

On January 23, 2004, limited waivers were obtained, through February 29, 2004, for the Company's non-compliance with the EBITDA covenant requirement through December 31, 2003 for both the Revolver and Term loans, which allowed the continued extension of credit for a limited period of time. On February 13, 2004, we obtained amendments and waivers from representatives of the Revolver and Term loan bank groups to waive certain EBITDA related year-end 2003 covenants and revise certain covenants related to 2004 EBITDA levels, seasonal adjustments to the borrowing base calculations and certain other debt ratios.

Our capital requirements have arisen principally in connection with financing working capital needs, servicing debt obligations, funding reorganization, restructuring and rationalization costs and funding capital expenditures.
During 2003, we spent approximately $63 million for bankruptcy reorganization costs and prepetition claim payments. An additional $0.6 million was paid in January 2004 prior to the Debtors' Chapter 11 cases being closed by the Court. Certain immaterial amounts will be paid to consultants as part of the closure of the Company's Chapter 11 cases. Management believes that cash on hand, along with cash expected to be generated through operations and availability under our Revolver, will be sufficient to fund operations and anticipated capital expenditures for the foreseeable future and that the Company will remain in compliance with the amended covenants in both the Revolver and Term Loan agreements. Although we believe that we will continue to have access to borrowings under the Revolver in amounts necessary to meet our normal operating requirements, our ability to meet liquidity needs and comply with other terms of the bank covenants may be affected by factors beyond our control, including but not limited to, demand for our products, economic development, competition and other global events that drive the consumer's purchasing behavior.

In connection with the Reorganization, we entered into an agreement with the Pension Benefit Guaranty Corporation ("PBGC"), which, among other things, requires certain additional minimum funding contributions and accelerated contributions to be made to our pension plan. Total enhanced contributions of $2 million, $2.5 million and $2.5 million are required to be paid in addition to the minimum funding requirements of the Employee Retirement Income Security Act of 1974 over the pension plan years 2003, 2005 and 2006, respectively. Accordingly, in 2003 we paid $7.7 million in contributions to our pension plan. Additionally, the agreement requires us to provide a letter of credit in the amount of $15 million to the PBGC by January 31, 2008.

Operating Activities

During 2003, net cash used in operating activities was $11.1 million compared to $1.8 million of cash provided by operating activities in 2002. In 2003, we spent approximately $63 million on bankruptcy reorganization costs and prepetition claim payments. In 2002, we spent $28.7 million related to bankruptcy reorganization, restructuring and rationalization programs, the latter programs primarily including payments for employee severance and location consolidation. Excluding the effects of bankruptcy, restructuring and rationalization related charges, net cash provided by operating activities improved by approximately $21.4 million.

Our accounts receivable as of December 31, 2003 and 2002 decreased from prior year-ends by $4.7 million and $16.8 million, respectively, resulting in a net unfavorable year over year change of $12.1 million. This result was driven by a lower change in year over year fourth quarter sales and an increase of 2.3 days to 47.6 days sales outstanding during 2003 compared to 45.3 days during 2002.

The change in inventory in 2003 was favorable to 2002 by $11.6 million due to more aggressive inventory management practices put in place during the course of the year in response to lower sales demand.

Our accounts payable and accrued liabilities also declined $88.8 million year over year as we paid approximately $63 million in bankruptcy reorganization costs and prepetition claim payments.

Investing Activities

Cash used for investing activities was $12.3 million in 2003 compared to $19.1 million in 2002. The decrease is attributable to higher capital expenditures of $2.7 million offset by proceeds from the sale of assets of $9.3 million.
Capital expenditures in 2003 were $21.4 million compared to $18.7 million in 2002. In 2004, we anticipate total capital expenditures to be approximately $23 million.

The sale of assets in 2003 includes net proceeds from the sale of precious metals recovered from decommissioned manufacturing equipment of $5.6 million, the sale of our Waynesboro, Virginia facility for $0.7 million and the sale of our Martinsburg facility for $3.0 million.

In connection with the payment of certain claims under our Plan of Reorganization, we fund, from time to time, a third party distribution agent to pay claimants. As of December 31, 2003, $0.4 million was held for payment on resolved prepetition claims but not yet disbursed to prepetition claimants. These escrows are recorded as restricted cash in the accompanying financial statements. The final distribution of $0.6 million was disbursed in January 2004. As of February 13, 2004 all cases have been closed and no additional claims payments are expected. We estimate immaterial amounts to be paid out to our bankruptcy tax and legal advisors through the wind down of the bankruptcy process.

Financing Activities

Net cash used in financing activities totaled $6.4 million in 2003 compared to $9.4 million in 2002. At December 31, 2003, we had no borrowings under our Revolver and repaid $3.2 million related to our senior credit facilities and certain Industrial Revenue Bonds. During 2002, we repaid $7.4 million in debt.

Off Balance Sheet Arrangements
In the normal course of business and as collateral for performance, the Company is contingently liable under standby and import letters of credit totaling $14.1 million and $13.6 million as of December 31, 2003 and 2002, respectively. Contractual Obligations

The following table summarizes our payments under contractual commitments as of December 31, 2003.

                                            Payments due by Period (in thousands)
                                   -------------------------------------------------------
                                               Less than 1                       More than
Contractual Obligations               Total       year     1-3 years  3-5 years   5 years
---------------------------------  -----------  ---------  ---------  ---------  ---------
Long-term debt obligations (a)     $  364,890   $   2,491  $   8,802  $ 230,447  $ 123,150
Interest expense (b)                  114,962      18,003     41,007     39,942     16,010
Capital lease obligations               1,536         648        888         --         --
Operating lease obligations (c)        61,486      12,959     15,565      9,921     23,041
Purchase obligations (d)               20,328       6,489      7,353      5,662        824
                                   ----------  ----------  ---------  ---------  ---------
Total contractual obligations (e)  $  563,202   $  40,590  $  73,615  $ 285,972  $ 163,025
                                   ==========  ==========  =========  =========  =========

     (a) Represents our Term Loan, Senior Subordinated Notes and Industrial Revenue Bonds. See Note 8 to the consolidated financial statements for further information.
     (b) Amounts represent interest expense on fixed rate debt only. Interest on floating rate debt having a principal of $92.6 million at December 31, 2003 has been excluded.
     (c) Amounts represent contractual minimums assuming no increase in rent. See Note 9 to the consolidated financial statements for further information.
     (d) Consists of legally enforceable and binding obligations primarily to purchase finished goods and raw materials, to distribute goods and services, to fix utility costs and certain other legally enforceable and binding contracts.
     (e) Total does not include contractual obligations reported on the December 31, 2003 balance sheet as current liabilities.

Inflation

We believe the relatively moderate inflation rate of the past decade has not significantly impacted our operations. Monetary assets (such as cash and cash equivalents) lose purchasing power as a result of inflation, while monetary liabilities (such as accounts payable and indebtedness) can be settled with dollars of diminished purchasing power. While we are exposed to future inflation, the degree of impact, if any, cannot be predicted.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

In November 2002, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statement No. 5, 57, and 107 and rescission of FASB Interpretation No. 34." FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies" relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. For guarantees that fall within the scope of FIN 45, the Interpretation requires that guarantors recognize a liability equal to the fair value of the guarantee upon its issuance. The disclosure provisions of the Interpretation are effective for the financial statements of interim or annual periods that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's year-end. We have not entered into any guarantees subsequent to December 15, 2002 and the adoption of FIN 45 had no material effect on our results of operations and financial position.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." There was no impact to our financial statements upon the adoption of SFAS No. 149.

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The FASB Staff Position 150-3, "Effective Date, Disclosures and Transition for Mandatorily Redeemable Noncontrolling Interest Under FASB Statement No. 150 deferred certain effective dates. There was no impact to our financial statements upon the adoption of SFAS No. 150.

In December 2003, the FASB issued Interpretation No. 46 (revised), "Consolidation of Variable Interest Entities" ("FIN 46R"). FIN 46R replaces FASB Interpretation No. 46, which was issued in January 2003. The objective of FIN 46R is to improve financial reporting by companies involved with variable interest entities ("VIE"). FIN 46R changes certain consolidation requirements by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interest of the VIE initially would be measured at their carrying amounts, and any difference between the net amount added to the balance sheet and any previously recognized interest would be recorded as a cumulative effect of an accounting change. FIN 46R also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. Companies are required to apply FIN 46R to VIEs generally as of March 31, 2004 and to special-purpose entities as of December 31, 2003. We are a limited member of a VIE, as defined by FIN 46, which owns our Monee, Illinois facility. The sole purpose of this entity is to own and lease the facility to WKI. We became a limited member of the VIE when the entity was established in April 2000. We have no additional risk outside of a standard lease agreement, we do not consolidate this entity in our financial statements and we have no beneficial rights to profits or losses of this entity.

In December 2003, the FASB issued SFAS No. 132 (Revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits (SFAS No. 132R). SFAS No. 132R amends Statements No. 87, Employers' Accounting for Pensions, No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. However, SFAS No. 132R does not change the recognition and measurement requirements of those Statements but replaces the disclosure requirements and requires additional disclosure. Additional new disclosure includes actual mix of plan assets by category, a description of investment strategies and policies used, a narrative description of the basis for determining the overall expected long-term rate of return on asset assumption and aggregate expected contributions. Most disclosure requirements are effective for fiscal years ending after December 31, 2003 with the remainder of the requirements being effective for fiscal years ending after June 15, 2004. The new disclosures required by SFAS No. 132R are included in
Note 10 to the Consolidated Financial Statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

From time to time we reduce foreign currency cash flow exposure due to exchange rate fluctuations by entering into forward foreign currency exchange contracts. The use of these contracts protects cash flows against unfavorable movements in exchange rates, to the extent of the amount under contract. As of December 31, 2003, we had no forward foreign currency exchange contracts outstanding.

We enter into interest rate swaps to alter interest rate exposures between fixed and floating rates on long-term debt. Under interest rate swaps, we agree with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed upon notional principal amount. Under the Revolver and Term Loan, we are required to enter into interest rate protection agreements, the effect of which is to fix or limit interest cost. On August 6, 2003, we entered into interest rate swaps with a combined notional amount of $145 million, which expire on
March 31, 2008.   These interest rate swaps convert variable rate interest to an average fixed rate of 3.9% over the terms of the swap agreements. As of December 31, 2003, these swaps had a combined fair value of $(3.9) million, which is included in other comprehensive income and other long-term liabilities on the consolidated balance sheet. A 1% change in the market interest rates would result in a corresponding change of $5.8 million in the combined fair value of the interest rate swaps.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


WKI HOLDING COMPANY, INC.
CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

As of December 31, 2003 and 2002 and for the fiscal years ended December 31, 2003, 2002, 2001.

                                                                    Page
                                                                    ----
      Report of Independent Public Accountants                       37
      Consolidated Statements of Operations                          38
      Consolidated Balance Sheets                                    39
      Consolidated Statement of Cash Flows                           40
      Consolidated Statement of Stockholders' Equity (Deficit)       41
      Notes to the Consolidated Financial Statements                 42

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of WKI Holding Company, Inc.

     We have audited the accompanying balance sheets of WKI Holding Company, Inc. and subsidiaries (the "Company") as of December 31, 2003 and 2002 (Successor Company), and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the year ended December 31, 2003 (Successor Company Operations), and each of the two years in the period ended December 31, 2002, (collectively, the Predecessor Company Operations). These Successor and Predecessor consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     As discussed in Note 2 to the consolidated financial statements, on December 23, 2002, the Bankruptcy Court entered an order confirming the plan of reorganization which became effective after the close of business on January 31, 2003. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with AICPA Statement of Position 90-7, "Financial Reporting for Entities in Reorganization Under the Bankruptcy Code," for the Successor Company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods as described in Note 2.

     In our opinion, the Successor Company's consolidated financial statements present fairly, in all material respects, the financial position of WKI Holding Company, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company's consolidated financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 4 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002.

Deloitte & Touche LLP
McLean, Virginia
March 29, 2004

CONSOLIDATED STATEMENTS OF OPERATIONS
WKI HOLDING COMPANY, INC.
FOR THE FISCAL YEARS ENDED DECEMBER 31
(In thousands, except share and per share amounts)


                                                                       SUCCESSOR COMPANY      PREDECESSOR COMPANY
                                                                      -------------------  ---------------------------
                                                                             2003              2002           2001
                                                                      -------------------  -------------  ------------
Net sales                                                             $          609,004   $    684,846   $   745,872
Cost of sales                                                                    443,910        491,751       558,515
                                                                      -------------------  -------------  ------------
    Gross profit                                                                 165,094        193,095       187,357

Selling, general and administrative expenses                                     146,013        162,976       179,682
Provision for restructuring costs                                                     --             --        51,888
Impairment of goodwill                                                            40,336             --            --
Other expense, net                                                                 5,639          3,297        13,786
                                                                      -------------------  -------------  ------------
    Operating (loss) income                                                      (26,894)        26,822       (57,999)

Interest expense, net                                                             29,554         53,167        73,173
                                                                      -------------------  -------------  ------------
    Loss before reorganization items, income taxes, minority
    interest and cumulative effect of change in accounting principle             (56,448)       (26,345)     (131,172)

Reorganization items, net                                                             --        577,228            --
                                                                      -------------------  -------------  ------------
    (Loss) income before income taxes, minority interest and
    cumulative effect of change in accounting principle                          (56,448)       550,883      (131,172)

Income tax expense                                                                 3,088          1,979         1,600
                                                                      -------------------  -------------  ------------
    (Loss) income before minority interest and cumulative effect of
    change in accounting principle                                               (59,536)       548,904      (132,772)

Minority interest in earnings of subsidiary                                         (121)          (141)         (221)
                                                                      -------------------  -------------  ------------
    Net (loss) income before cumulative effect of change in
    accounting principle                                                         (59,657)       548,763      (132,993)

Cumulative effect of change in accounting principle (Note 4)                          --       (202,089)           --
                                                                      -------------------  -------------  ------------

    Net (loss) income                                                            (59,657)       346,674      (132,993)

Preferred stock dividends                                                             --         (7,142)      (15,458)
                                                                      -------------------  -------------  ------------

Net (loss) income applicable to Common Stock                          $          (59,657)  $    339,532   $  (148,451)
                                                                      ===================  =============  ============

Basic net (loss)  income before cumulative effect of change in
  accounting principle per Common Share                               $           (10.37)  $       7.86   $     (2.17)
                                                                      ===================  =============  ============
Cumulative effect of change in accounting principle per Common
  Share                                                               $               --   $      (2.93)  $        --
                                                                      ===================  =============  ============
Basic net (loss) income per Common Share                              $           (10.37)  $       4.93   $     (2.17)
                                                                      ===================  =============  ============

Diluted net (loss) income before cumulative effect of change in
  accounting principle per share                                      $           (10.37)  $       7.51   $     (2.17)
                                                                      ===================  =============  ============
Cumulative effect of change in accounting principle per share         $               --   $      (2.80)  $        --
                                                                      ===================  =============  ============
Diluted net (loss) income per share                                   $           (10.37)  $       4.71   $     (2.17)
                                                                      ===================  =============  ============

Weighted average number of shares outstanding:
    Basic                                                                      5,752,184     68,910,716    68,382,691
                                                                      ===================  =============  ============
    Diluted                                                                    5,752,184     72,110,716    68,382,691
                                                                      ===================  =============  ============

        The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
WKI HOLDING COMPANY, INC.
(In thousands, except share and per share amounts)

                                                                             SUCCESSOR COMPANY
                                                                  ---------------------------------------
ASSETS                                                             DECEMBER 31, 2003   DECEMBER 31, 2002
                                                                  -------------------  ------------------
Current Assets
  Cash and cash equivalents                                       $           10,343   $           40,117
  Accounts receivable (less allowances of $7,600 and $10,932 in
    2003 and 2002, respectively)                                              75,668               76,198
  Inventories, net                                                           129,861              146,593
  Prepaid expenses and other current assets                                   12,854               15,578
                                                                  -------------------  ------------------
    Total current assets                                                     228,726              278,486

Other assets                                                                  33,601               27,353
Property, plant and equipment, net                                           103,924               91,807
Other intangible assets, net                                                 114,739               84,600
Goodwill                                                                     146,592              260,527
                                                                  -------------------  ------------------
TOTAL ASSETS                                                      $          627,582   $          742,773
                                                                  ===================  ==================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                                $           30,083   $           35,844
  Current portion of long-term debt                                            2,491                3,218
  Other current liabilities                                                   68,629              117,008
                                                                  -------------------  ------------------
    Total current liabilities                                                101,203              156,070

Long-term debt                                                               362,399              364,889
Pension and post-employment benefit obligations                               86,189               81,370
Other long-term liabilities                                                   10,388                6,655
                                                                  -------------------  ------------------
    Total liabilities                                                        560,179              608,984
                                                                  -------------------  ------------------

Minority interest in subsidiary                                                1,580                1,488
                                                                  -------------------  ------------------

STOCKHOLDERS' EQUITY
Common stock - $0.01 par value; 15,000,000 shares authorized;
  5,752,184 shares issued and outstanding                                         58                   58
Additional paid-in capital                                                   132,243              132,243
Accumulated deficit                                                          (59,657)                  --
Accumulated other comprehensive loss                                          (6,821)                  --
                                                                  -------------------  ------------------
    Total stockholders' equity                                                65,823              132,301
                                                                  -------------------  ------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $          627,582   $          742,773
                                                                  ===================  ==================

        The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
WKI HOLDING COMPANY, INC.
FOR THE FISCAL YEARS ENDED DECEMBER 31,
(In thousands)
                                                                       SUCCESSOR
                                                                        COMPANY         PREDECESSOR COMPANY
                                                                      -----------   ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                    2003           2002           2001
                                                                      -----------   -------------  -------------
  Net (loss) income                                                   $  (59,657) | $    346,674   $   (132,993)
  Adjustments to reconcile net (loss) income to net cash (used in)                |
    provided by operating activities:                                             |
  Reorganization items                                                        --  |     (610,708)            --
  Cash paid for reorganization items                                          --  |       (8,365)            --
  Depreciation and amortization                                           36,745  |       36,095         50,731
  Amortization of deferred financing fees                                    520  |        2,935          3,380
  Minority interest in earnings of subsidiary                                121  |          141            221
  Impairment loss on goodwill and intangible assets                       40,336  |      202,089             --
  Loss on disposition of plant and equipment                                 293  |        4,454          2,683
  Professional services contributed by Borden                                 --  |           --            441
  Provision for restructuring costs                                           --  |           --         51,888
  Cash paid for restructuring charges                                         --  |      (12,257)        (7,325)
  Provision for rationalization costs                                         --  |        3,839         18,539
  Cash paid for rationalization charges                                       --  |       (8,066)       (10,659)
  Changes in operating assets and liabilities:                                    |
    Accounts receivable                                                    4,706  |       16,845         52,998
    Inventories                                                           18,883  |        7,249         45,482
    Prepaid expenses and other current assets                              2,896  |       (6,047)         5,915
    Accounts payable and other current liabilities                       (50,958) |       37,873        (44,319)
    Provision for post-retirement benefits, net of cash paid              (3,173) |       (8,940)         8,695
    Other assets and liabilities                                          (1,845) |       (2,031)        (6,189)
                                                                      ----------- | -------------  -------------
Net cash (used in) provided by operating activities                      (11,133) |        1,780         39,488
                                                                      ----------- | -------------  -------------
                                                                                  |
CASH FLOWS FROM INVESTING ACTIVITIES:                                             |
  Capital expenditures                                                   (21,419) |      (18,709)       (21,976)
  Net proceeds from sale of assets                                         9,304  |           --          3,797
  Increase in restricted cash                                               (174) |         (354)            --
                                                                      ----------- | -------------  -------------
Net cash used in investing activities                                    (12,289) |      (19,063)       (18,179)
                                                                      ----------- | -------------  -------------
                                                                                  |
CASH FLOWS FROM FINANCING ACTIVITIES:                                             |
  Borrowing on revolving credit facility, net                                 --  |       (3,900)        27,200
  Borrowings on Borden revolving credit facility, net                         --  |           --         18,900
  Repayment of long-term debt, other than revolving credit facility       (3,217) |       (3,457)        (3,881)
  Issuance of common stock and stock subscriptions                            --  |           --          2,453
  Purchase of treasury stock                                                  --  |           --         (1,215)
  Deferred financing fees                                                 (3,135) |       (2,048)        (5,874)
                                                                      ----------- | -------------  -------------
Net cash (used in) provided by financing activities                       (6,352) |       (9,405)        37,583
                                                                      ----------- | -------------  -------------
                                                                                  |
(Decrease) increase in cash and cash equivalents                         (29,774) |      (26,688)        58,892
                                                                      ----------- | -------------  -------------
                                                                                  |
Cash and cash equivalents - beginning of year                             40,117  |       66,805          7,913
                                                                      ----------- | -------------  -------------
Cash and cash equivalents - end of year                               $   10,343  | $     40,117   $     66,805
                                                                      =========== | =============  =============
                                                                                  |
Supplemental disclosures of cash flow information                                 |
  Cash paid during the year for:                                                  |
    Interest                                                          $   24,750  | $     42,716   $     71,198
                                                                      =========== | =============  =============
    Income taxes, net of refunds                                      $    3,565  | $      2,787   $       (681)
                                                                      =========== | =============  =============
                                                                                  |
  Non cash information:                                                           |
    Preferred stock dividends                                         $       --  | $      7,142   $     15,458
                                                                      =========== | =============  =============

        The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
WKI HOLDING COMPANY, INC.
(In thousands)


                                                                                                             Accu-
                                                                                                            mulated     Total
                                                                                                             Other      Stock-
                                                                        Contri-    Additional     Accu-     Compre-    holders
                                     Preferred    Common    Treasury     buted       Paid In     mulated    hensive     Equity
                                       Stock      Stock      Stock      Capital      Capital     Deficit      Loss    (Deficit)
                                    -----------  --------  ----------  ----------  -----------  ----------  --------  ----------
Predecessor Company balance,
     January 1, 2001                $   91,527   $   674       ($940)  $ 604,911   $        --  ($767,584)  ($2,939)   ($74,351)

Net loss                                                                                         (132,993)             (132,993)
Foreign currency translation
   adjustment                                                                                                   305         305
Cumulative effect of change in
    accounting for derivative                                                                                  (189)       (189)
Derivative fair value adjustment                                                                               (590)       (590)
Minimum pension liability
  adjustment                                                                                                 (8,245)     (8,245)
                                                                                                                      ----------
Total comprehensive loss                                                                                               (141,712)
Professional services contributed
    by Borden                                                                441                                            441
Issuance of common stock                              22                   2,231                                          2,253
Collection of receivable for stock
   sold                                                                      200                                            200
Repurchase of common stock                                    (1,215)                                                    (1,215)
Preferred stock dividends                5,213                                                    (15,458)              (10,245)
                                    -----------  --------  ----------  ----------  -----------  ----------  --------  ----------
Predecessor Company balance,
     December 31, 2001                  96,740       696      (2,155)    607,783            --   (916,035)  (11,658)   (224,629)

Net income                                                                                        346,674               346,674
Foreign currency translation
    adjustment                                                                                                  129         129
Minimum pension liability
    adjustment                                                                                              (20,098)    (20,098)
Derivative fair value adjustment                                                                                347         347
                                                                                                                      ----------
Total comprehensive loss                                                                                                327,052
Preferred stock dividends                1,402                                                     (7,142)               (5,740)
Effect of reorganization:
  Cancellation of old preferred
    stock                              (98,142)                                                                         (98,142)
  Cancellation of old common stock                  (696)      2,155                                                      1,459
  Fresh start adjustments                                               (607,783)                 576,503    31,280          --
  New common stock issued in
    reorganization                                    58                               132,243                          132,301
                                    -----------  --------  ----------  ----------  -----------  ----------  --------  ----------
Successor Company balance,
     December 31, 2002                      --        58          --          --       132,243         --        --     132,301

Net loss                                                                                          (59,657)              (59,657)
Foreign currency translation
    adjustment                                                                                                3,684       3,684
Minimum pension liability
    adjustment                                                                                               (6,640)     (6,640)
Derivative fair value adjustment                                                                             (3,865)     (3,865)
                                                                                                                      ----------
Total comprehensive loss                                                                                                (66,478)
                                    -----------  --------  ----------  ----------  -----------  ----------  --------  ----------
Successor Company balance,
     December 31, 2003              $       --   $    58   $      --   $      --   $   132,243  $ (59,657)  $(6,821)  $  65,823
                                    ===========  ========  ==========  ==========  ===========  ==========  ========  ==========

        The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
WKI HOLDING COMPANY, INC.

(1)  NATURE OF OPERATIONS AND BASIS OF PRESENTATION

WKI Holding Company Inc. (the "Company" or "WKI") is a leading manufacturer and marketer of consumer bakeware, dinnerware, kitchen and household tools, rangetop cookware and cutlery products. The Company has strong positions in major channels of distribution for its products in North America and has also achieved a significant presence in certain international markets, primarily Asia and Australia. In North America, the Company sells both on a wholesale basis to mass merchants, department stores, specialty retailers, and grocery chains and on a retail basis through Company-operated retail outlet stores. In the international market, the Company has established its presence on a wholesale basis through an international sales force coupled with localized distribution and marketing capabilities.

The market for the Company's products is highly competitive and the housewares industry has trended towards consolidation. Competition in the marketplace is affected not only by domestic manufacturers but also by the large volume of foreign imports. A number of factors affect competition in the sale of the Company's products, including, but not limited to, quality, price and merchandising parameters established by various distribution channels. Shelf space and placement is a key factor in determining retail sales of all of our products. Other important competitive factors include new product introductions, brand identification, style, design, packaging and service levels.

The Company currently manufactures most of the finished goods in the dinnerware and the glass and metal portions of the bakeware categories, which constitutes approximately one half of the Company's finish goods costs. The Company purchases the remainder of finished goods from various vendors in Asia and Europe to support its rangetop, kitchenware, cutlery, and the ceramic portion of
the bakeware categories.   Reliance on finished goods suppliers could give rise
to certain risks, such as interruptions in supply and quality issues, which are outside the Company's control. In addition, significant increases in the cost of energy, transportation or principal raw materials could have an adverse effect on results of operations.

Seasonal variation is a factor in the Company's business in that there is generally an increase in sales demand in the second half of the year driven by increased consumer spending at retailers during the holiday shopping season. This causes the Company to adjust its purchasing schedule to ensure proper inventory levels in support of the second half of the year programs. Historically, between 55% and 60% of the Company's sales occur during the second half of the year. Because of the seasonality of the Company's business, results for any quarter are not necessarily indicative of the results that may be achieved for the full year.

As a consequence of the implementation of Fresh Start Reporting (See Note 2) effective December 31, 2002, the financial information presented in the audited consolidated statement of operations and the corresponding statement of cash flows for the year ended December 31, 2003 is generally not comparable to the financial results for the year ended December 31, 2002. Any financial information herein labeled "Predecessor Company" refers to periods prior to the adoption of Fresh Start Reporting (as defined herein), while those labeled "Successor Company" refer to periods following the Company's reorganization.
The lack of comparability in the accompanying consolidated financial statements relates primarily to the Company's capital structure (outstanding shares used in earnings per share calculations), debt and bankruptcy related costs, and depreciation and amortization related to adjusting property, plant and equipment and other intangible assets and liabilities to their fair value.

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

On November 15, 2002, the Debtors filed their second amended joint plan of reorganization (the "Plan") with the Court, which was confirmed on December 23, 2002 (the "Confirmation Date"). All material conditions precedent to the Plan becoming binding were resolved on or prior to December 31, 2002, and, therefore, the Company recorded the effects of the Plan and Fresh Start Reporting (as defined herein) as of that date. On the Effective Date, the Debtors legally emerged from their bankruptcy proceedings. At December 31, 2002, the Company recorded a $577.2 million reorganization gain reflecting the cancellation of debt pursuant to the Plan and adjusted the historical carrying value of its assets and liabilities to fair value, as defined by the reorganization value.
On January 12, 2004, nine of the twelve Debtors' Chapter 11 cases were closed by the Court. The remaining three Chapter 11 cases were closed by the Court on February 12, 2004.

The Company's reorganization value of approximately $500 million, defined as post-emergence debt and equity ("Reorganization Value"), was determined in the fourth quarter of 2002, based on an independent valuation by financial valuation experts after consideration of several factors and assumptions and by using various valuation methods, including cash flow multiples, price/earnings ratios and other relevant industry information.

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

     5. The Company agreed to pay $2.9 million to settle in full the 9-1/4% Series B Senior Notes ("9-1/4% Notes") issued by EKCO Group Inc., a wholly owned subsidiary of the Company, and certain of its subsidiaries.

     6. The Company reinstated $4.9 million certain of pre-existing Industrial Revenue Bond claims (the "Reinstated IRB claims").

     7. The Debtors' $50 million debtor in possession financing was repaid in full and terminated, and the Company entered into a new Revolving Credit Agreement providing up to $75 million in availability subject to borrowing base restrictions.

     8. The Company became obligated to pay pre-petition liabilities to its vendors and other general unsecured creditors. Under the terms of the Debtors' Plan, general unsecured creditors of the Company were paid 8.8% of the allowable claim amount. General unsecured creditors of the Company's domestic operating subsidiaries were paid 60% of the allowable claim amount. Payments of approximately $17 million were made as prescribed by the Court at various distribution dates as claims were reconciled or otherwise resolved. The final distributions were made in January 2004.

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

Fresh Start Reporting adjustments reflect the application of Statement of Financial Accounting Standard No. 141 "Business Combinations" ("SFAS No. 141") for assets, which requires a reorganized entity to record its assets and
liabilities at their fair value.   The Company used its Reorganization Value to
define the fair value of debt and equity at December 31, 2002. The resulting reorganized equity value of $132.3 million was allocated to individual assets using the principles of SFAS No. 141 and liabilities were adjusted to fair value upon emergence. The difference between the reorganized equity value described above and the resulting fair value of assets and liabilities was recorded as goodwill. The Company used independent valuation experts where necessary to estimate the fair value of major components of the balance sheet including trademarks, patents, customer relationships, property, plant and equipment and pension benefit obligations. The Fresh Start Reporting adjustments recorded in 2003 resulted in a reduction to goodwill of $73.6 million.

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

The Company's trademarks and exclusive licenses are recognizable household names and are renewable solely at the discretion of the Company; as such, they were determined to have indefinite lives and are not amortized, but will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset(s) might be impaired. An exclusive distribution agreement valued at $7.1 million was determined to have a definite life based on the term of the governing contract and is amortized over the remaining estimated useful life of 8.7 years as of January 1, 2003.

Fair valuation adjustments for certain customer relationships were recorded as of January 1, 2003, and were determined using the excess income approach for significant customers within the Company's mass merchandising distribution channels and the cost approach for certain other distribution channels. The

Company's customer relationships were valued at $24.8 million. Intangible assets associated with significant customers within the Company's mass merchandising distribution channels are amortized over their estimated remaining useful lives of 10 years. Intangible assets associated with certain other distribution channels are amortized over their estimated useful lives of 9 years using the double declining balance method, which is representative of the contractual turnover of customers within those distribution channels.

Fair valuation adjustments for certain patents were recorded as of January 1, 2003, and were determined using the excess income and relief from royalty approaches. The Company's patents were valued at $23.0 million with estimated remaining useful lives ranging from 4 to 18 years based on the expiration of the patent under federal law.

Fair valuation adjustments for property, plant and equipment were also recorded as of January 1, 2003. The fair value of the Company's property, plant, and equipment was determined to be $24.5 million more than the net book value at December 31, 2002. The Company adjusted its carrying value of property, plant and equipment as of January 1, 2003 as follows: $4.6 million for land, $12.6 million for buildings, and $7.3 million for machinery and equipment. The Company will depreciate these assets over their newly estimated remaining useful lives as of January 1, 2003.

The Company used market data to determine the fair value of the Company's precious metals, principally platinum and rhodium. As a result, the Company increased the fair value of its precious metals by $14.9 million as of January 1, 2003. Precious metals are classified as other assets in the Consolidated Balance Sheet.

In December 2002, the Debtors' pension benefit obligations were written up to fair value, equal to the projected benefit obligation of $31.7 million as of December 31, 2002, as determined by the Company's third-party actuary. Previously recorded other comprehensive income related to unrecognized actuarial losses of $28.3 million and a intangible assets related to prior unrecognized service cost of $5.7 million were written off.

The effect of the Plan and implementation of Fresh Start Reporting on the consolidated balance sheet was as follows:

                                                  Predecessor                                                    Successor
                                                   Company                             Fresh Start Reporting      Company
                                                  ------------                      ---------------------------  ----------
                                                                                       As of        Additional
                                                  December 31,  Reorganization      December 31,    Adjustments  January 1,
                                                      2002       Adjustments            2002             (A)       2003
                                                  ------------  -------------        ----------       ---------  --------
Assets
Current Assets
  Cash and cash equivalents                       $    40,117   $         --         $      --        $     --   $ 40,117
  Accounts receivable, net                             76,198             --                --              --     76,198
  Inventories, net                                    146,593             --                --              --    146,593
  Prepaid expenses and other current assets            15,578             --                --            (436)    15,142
                                                  ------------  -------------        ----------       ---------  --------
      Total current assets                            278,486             --                --            (436)   278,050

Other assets                                           35,038             --            (5,651)  F      14,902     44,289
Property, plant and equipment, net                     89,773             --                --          24,491    114,264
Other intangible assets, net                           84,600             --                --          34,044    118,644
Goodwill                                               55,985             --           204,542   G     (73,599)   186,928
                                                  ------------  -------------        ----------       ---------  --------
TOTAL ASSETS                                      $   543,882   $         --         $ 198,891        $  (598 )  $742,175
                                                  ============  =============        ==========       =========  ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
  Accounts payable                                $    47,281   $         --         $      --        $     --   $ 47,281
  Current portion of long-term debt                         -          3,218   C            --              --      3,218
  Other current liabilities                            56,400         54,089   B, C         --              --    110,489
                                                  ------------  -------------        ----------       ---------  --------
      Total current liabilities                       103,681         57,307                --              --    160,988

Liabilities subject to compromise                     887,340       (887,340)  D            --              --         --
Long-term debt                                             --        364,889   C            --              --    364,889

Pension and post-employment benefit
    obligations                                        77,737             --             3,633   F        (598)    80,772
Other long-term liabilities                             1,737             --                --              --      1,737
                                                  ------------  -------------        ----------       ---------  --------
     Total liabilities                              1,070,495       (465,144)            3,633            (598)   608,386

Minority interest in subsidiary                         1,488             --                --              --      1,488

Stockholders' Equity (Deficit)
  Old Preferred stock                                  98,142        (98,142)  E            --              --         --
  Old Common stock                                        696           (696)  E            --              --         --
  New Common stock                                         --             58   C            --              --         58
  Common stock held in treasury                        (2,155)         2,155   E            --              --         --
  Contributed capital                                 607,783             --          (607,783)  H          --         --
  Additional paid-in capital                               --        132,243   E            --              --    132,243
  Accumulated deficit                              (1,201,287)       429,526   D       771,761   H          --         --
  Accumulated other comprehensive loss                (31,280)            --            31,280   H          --         --
                                                  ------------  -------------        ----------       ---------  --------
Total stockholders' equity (deficit)                 (528,101)       465,144           195,258              --    132,301
                                                  ------------  -------------        ----------       ---------  --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $   543,882   $         --         $ 198,891        $   (598)  $742,175
                                                  ============  =============        ==========       =========  ========


     A. As of December 31, 2002, the Company was still in the process of evaluating the fair value of certain assets for allocation of the reorganization value. Additional Fresh Start adjustments were recorded as of January 1, 2003.
     B. Estimated payables and reinstated tax claims at December 31, 2002 associated with the effects of the Plan were $54.1 million. Of this amount, $27.2 million was paid on the Effective Date.
     C. In accordance with the Plan, Allowed Bank Loan Claims under the Prepetition Credit Facility in the amount of $552.1 million were converted into $104.1 million in New Common Stock, $240.1 million in principal amount of new Senior Secured Term Loans and $123.2 million in principal amount of the new Senior Secured Subordinated Notes. The remaining $2.7 million was paid on the Effective Date and is included in other current liabilities.


     D. Estimated settlement of liabilities subject to compromise and other transactions in connection with the Plan. As a result of the consummation of the Plan, the Company recognized a gain on the reorganization. This gain was recorded in the Predecessor Company's statement of operations as a component of net reorganization items.

            Gain on discharge of prepetition liabilities:
              Bank Loan Claims                                    $  82,002
              Borden Claim                                           12,044
              9-5/8% Notes                                          197,080
              Unsecured Claims                                       14,082
              Elimination of Old Stock                              122,951
              Surrender of Hamilton, Ohio property in
                satisfaction of certain IRB Claims                    1,367
                                                              -------------
            Gain on discharge of prepetition liabilities          $ 429,526
                                                              =============

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

(3)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), the most significant of which include:

Principles of Consolidation

The consolidated financial statements present the operating results and financial position of WKI and the accounts of all entities controlled by the Company. All intercompany accounts and transactions have been eliminated. Minority interest in the income of a consolidated subsidiary represents the minority stockholder's share of the income of the consolidated subsidiary. The minority interest in the consolidated balance sheets reflect the original investment by the minority stockholder in the consolidated subsidiary, along with its proportional share of the accumulated earnings or losses, together with its share of any capital transactions.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported herein. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform withthe2003 presentation.

Cash and Cash Equivalents

The Company considers all highly liquid investments, primarily government securities, with an original maturity of three months or less to be cash equivalents.

Allowances for Doubtful Accounts

On a regular basis, the Company evaluates its accounts receivable and establishes the allowance for doubtful accounts based on an evaluation of historical bad debts, customer concentration, customer credit ratings, current economic trends and changes in customer payment patterns. Allowances for doubtful accounts totaled $7.6 million, $10.9 million and $25.3 million at December 31, 2003, 2002 and 2001, respectively.

Inventories

Inventories are stated at the lower of cost or market and include raw materials, labor, manufacturing overhead and cost to purchase outsourced products. The first-in, first-out method is used for valuing all inventories. The Company evaluates obsolete and excess inventories and records appropriate reserves based on expected demand.

Property, Plant and Equipment

Property, plant and equipment for the Predecessor Company was recorded at cost, less accumulated depreciation. The Successor Company adjusted its property, plant and equipment to estimated fair value, in conjunction with the implementation of Fresh Start Reporting (See Note 2) and has eliminated the accumulated depreciation and amortization of the Debtors. Depreciation is calculated using the straight-line method based on the estimated useful lives of the assets as follows: buildings, 9-30 years; machinery and equipment, 3-15 years; and leasehold improvements, over the lease periods. Depreciation expense was $20.4 million, $24.9 million, $29.1 million, in 2003, 2002 and 2001, respectively. Capitalized interest costs relate to the purchase and construction of long-term assets and are amortized over the respective useful lives of the related assets. The Predecessor Company capitalized interest of $1.0 million in 2002 and 2001 and wrote-off $3.0 million under Fresh Start Reporting. During 2003, the Successor Company capitalized interest of $1.1 million.

Other Assets

Other assets consist primarily of precious metals, capitalized computer software costs and deferred financing fees. Precious metals are recorded at cost for the Predecessor Company and were adjusted to fair value for the Successor Company during the allocation period. Precious metals consist of platinum and rhodium and are used in the Company's manufacturing processes and are expensed to operations based on utilization. Capitalized computer software costs consist of costs to purchase and develop software. The Company capitalizes internally developed software costs based on an analysis of each project's significance to the Company and its estimated useful life. Capitalized software costs for the Predecessor Company are carried at cost less accumulated amortization. The Successor Company adjusted its capitalized software cost to estimated fair value in conjunction with the implementation of Fresh Start Reporting (See Note 2) and the accumulated amortization of the Debtors was eliminated. Capitalized software costs are amortized on a straight-line basis over a period between three and seven years. Amortization expense for computer software was $9.1 million, $9.2 million, and $8.1 million in 2003, 2002, and 2001, respectively. Deferred financing fees associated with the Company's debt are amortized to interest expense on a straight-line basis over the term of the related debt. In June 2002, $14.1 million of net deferred financing fees associated with prepetition debt were expensed. In addition, on the Effective Date, approximately $0.9 million of net deferred financing fees associated with discharged debts in accordance with the Plan were expensed.

Goodwill and Intangible Assets

On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), which requires that goodwill and other intangibles assets with indefinite useful lives no longer be amortized but tested at least annually for impairment. As such, the Company no longer amortizes goodwill or trademark assets. The Company's patents and distribution agreement was determined to have definite lives and continue to be amortized on a straight-line basis over their economic useful lives. The Company capitalized certain legal fees incurred directly relating to the application for the maintenance of certain patent rights. These patent rights are included in patents amortized over their economic useful life. Intangible assets associated with significant customers within the Company's mass merchandising distribution channels are amortized over their estimated remaining useful lives of 10 years. Intangible assets associated with certain other distribution channels are amortized over their estimated useful lives of 9 years using the double declining balance method, which is representative of the contractual turnover of customers within those distribution channels.

Prior to the Company's emergence from bankruptcy, application of Fresh Start Reporting, and the adoption of SFAS No. 142, goodwill had been amortized over 40 years and trademarks and patents were amortized over the estimated economic useful lives, which ranged from 20 to 35 years, using the straight-line method. Goodwill and other intangibles were carried at cost, less accumulated amortization. Amortization expense of $11.5 million was recorded in 2001.

Upon the adoption of SFAS No. 142 as of January 1, 2002, the Company recorded an impairment loss of $144.3 million relating to goodwill and $57.8 million relating to trademark assets (See Note 4).

New goodwill representing the difference between the Successor Company's Reorganization Value over the fair value of its assets and liabilities, excluding debt, of $204.5 million was established in connection with Fresh Start Reporting (See Note 2). During 2003, an additional $73.6 million of this goodwill was allocated to certain identified assets upon the finalization of their respective valuations. The Company conducts its annual test of impairment for goodwill and intangible assets with indefinite useful lives in the first quarter. The Company also tests for impairment if events or circumstances occur subsequent to the Company's annual impairment test that would more likely than not reduce the fair value of a reporting unit below its carrying amount. During the course of 2003, the Company continued to experience declining revenues in certain key product lines, predominantly the tabletop, bakeware and kitchenware categories. These declines resulted from loss of market share and distribution at certain customers and a weak retail environment in the first half of 2003. Based on these declines and loss of market share, the Company conducted an impairment test as of December 31, 2003. The Company engaged third party valuation experts to determine the fair value of its reporting units and determined that some of the value of its goodwill was impaired. Based on this analysis, the Company recorded an impairment loss of $40.3 million relating to goodwill as of December 31, 2003.


Impairment Accounting

On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." Accordingly, the Company continues to review the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable.

Other Comprehensive Loss

Other comprehensive loss consists of minimum pension liabilities associated with the underfunding of the Company's pension plans, adjustments to the fair value of the Company's derivatives and foreign currency translation adjustments.

Stock Based Compensation

The Company accounts for stock based compensation cost using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." Accordingly, compensation cost of stock options is measured as the excess, if any, of the fair market price of the Company's stock at the date of the grant over the option exercise price and is charged to operations over the vesting period. The Company follows the disclosure provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS No. 123), which defines a fair value-based method of accounting for stock-based compensation.

Revenue Recognition

Revenue is recognized, net of provisions for customer allowances, including returns, discounts, rebates, incentives and other promotional payments, when products are shipped to customers and when all substantial risk of ownership has transferred. Estimates for returns are based on historical return rates, current economic trends and changes in customer demand. Estimates regarding other deductions also involve evaluation of historical deduction rates, assessment of open customer promotional programs based on allowable percent of gross sales and expected assessment of volume rebates allowed based on estimated achievement against targets. All open deductions (i.e. deductions already taken by the customer) are generally included in accrual estimates as a reduction against gross sales with additional accruals recorded to estimate future sales deductions. In accordance with Emerging Issues Task Force ("EITF") No. 00-10, "Accounting for Shipping and Handling Fees and Costs," the Company records amounts billed to customers related to shipping and handling as revenue and all expenses related to shipping and handling as a cost of product sold.

Advertising Costs

Production costs of future media advertising are deferred until the advertising occurs, at which point these costs are amortized over the expected beneficial period and are charged to selling, general and administrative expenses. Media advertising expenses were $6.1 million, $4.5 million, and $2.7 million in 2003, 2002 and 2001, respectively. Cooperative advertising is accrued at the time of sale in the financial statements as a reduction of sales because it is viewed as part of the negotiated price of the products sold.

Research and Development Costs

Research and Development costs are defined as both internal and external costs incurred to develop new products or significant extensions of existing products. Such costs could include concept development, engineering, product design, prototype creation, commercialization, testing and packaging development work. All such costs are expensed as incurred and were $3.1 million, $2.0 million, and $0.2 million in 2003, 2002 and 2001, respectively.

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

Translation of Foreign Currencies

The accounts of most foreign subsidiaries and affiliates are measured using local currency as the functional currency. For those operations, assets and liabilities are translated into U.S. dollars using period-end exchange rates and income and expense accounts are translated at average monthly exchange rates. Net changes resulting from such translations are excluded from net loss and are recorded as a separate component of accumulated other comprehensive loss in the consolidated financial statements. Gains and losses from foreign currency transactions are included in net income in the period in which they arise. Foreign currency translation adjustments included in accumulated other comprehensive loss were eliminated upon the adoption of Fresh Start Reporting (See Note 2).

Derivative Financial Instruments

The Company primarily uses interest rate swaps, which effectively convert a portion of the Company's variable rate obligations to fixed. The Company enters into interest rate swaps to alter interest rate exposures between fixed and floating rates on long-term debt. Under interest rate swaps, the Company agrees with other parties to exchange, at specific intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed notional principal amount. Interest rate swaps that are in excess of outstanding obligations are marked to market through other income and expense. On August 6, 2003, the Company entered into interest rate swaps with a combined notional amount of $145 million. As of December 31, 2003, these swaps had a combined fair value of $(3.9) million which is included in other comprehensive loss and other long-term liabilities. At December 31, 2002 and 2001, the Predecessor Company had a $15.0 million notional amount interest rate swap outstanding with a fair value of $(0.4) million and $(0.8) million, respectively. The interest rate swap was rejected during the Chapter 11 proceedings and was settled pursuant to the Plan.

Fair Value of Financial Instruments

The fair value of the Company's debt is estimated using discounted cash flow analysis based on the incremental borrowing rates currently available to the Company and for loans with similar loan terms and maturities (See Note 8). The estimated fair value of cash and cash equivalents, receivables, and trade payables approximate their carrying value due to the short maturity of these instruments. The Company is not aware of any factors that would significantly affect the estimated fair values.

Recently Issued Accounting Standards

In November 2002, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statement No. 5, 57, and 107 and rescission of FASB Interpretation No. 34." FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies" relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. For guarantees that fall within the scope of FIN 45, the Interpretation requires that guarantors recognize a liability equal to the fair value of the guarantee upon its issuance. The disclosure provisions of the Interpretation are effective for the financial statements of interim or annual periods that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's year-end. The
Company has not entered into any guarantees subsequent to December 15, 2002 and the adoption of FIN 45 had no material effect on its results of operations and financial position.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." There was no impact to the Company's financial statements upon the adoption of SFAS No. 149.

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The FASB Staff Position 150-3, "Effective Date, Disclosures and Transition for Mandatorily Redeemable Noncontrolling Interest Under FASB Statement No. 150 deferred certain effective dates. There was no impact to the Company's financial statements upon the adoption of SFAS No. 150.

In December 2003, the FASB issued Interpretation No. 46 (revised), "Consolidation of Variable Interest Entities" ("FIN 46R"). FIN 46R replaces FASB Interpretation No. 46, which was issued in January 2003. The objective of FIN 46R is to improve financial reporting by companies involved with variable interest entities ("VIE"). FIN 46R changes certain consolidation requirements by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interest of the VIE initially would be measured at their carrying amounts, and any difference between the net amount added to the balance sheet and any previously recognized interest would be recorded as a cumulative effect of an accounting change. FIN 46R also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. Companies are required to apply FIN 46R to VIEs generally as of March 31, 2004 and to special-purpose entities as of December 31, 2003. The Company is a limited member of a VIE, as defined by FIN 46, which owns its Monee, Illinois facility. The sole purpose of this entity is to own and lease the facility to WKI. The Company became a limited member of the VIE when the entity was established in April 2000. The Company has no additional risk outside of a standard lease agreement, does not consolidate this entity in its financial statements and has no beneficial rights to profits or losses of this entity.

In December 2003, the FASB issued SFAS No. 132 (Revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits (SFAS No. 132R). SFAS No. 132R amends Statements No. 87, Employers' Accounting for Pensions, No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. However, SFAS No. 132R does not change the recognition and measurement requirements of those Statements but replaces the disclosure requirements and requires additional disclosure. Additional new disclosure includes actual mix of plan assets by category, a description of investment strategies and policies used, a narrative description of the basis for determining the overall expected long-term rate of return on asset assumption and aggregate expected contributions. Most disclosure requirements are effective for fiscal years ending after December 31, 2003 with the remainder of the requirements being effective for fiscal years ending after June 15, 2004. The new disclosures required by SFAS No. 132R are included in
Note 10.

(4)  GOODWILL AND OTHER INTANGIBLE ASSETS

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

At December 31, 2002, pursuant to Fresh Start Reporting, the Company increased goodwill by $204.5 million, which represents the excess of the reorganized equity value over the fair value of the Company's assets and liabilities. Subsequent Fresh Start Reporting valuations which occurred during the allocation period resulted in a $73.6 million reduction of goodwill and corresponding increase to other assets and liabilities (see Note 2).

The Company conducts its annual test of impairment for goodwill and indefinite life intangible assets in the first quarter. The Company also tests for impairment if events or circumstances occur subsequent to the Company's annual impairment test that would more likely than not reduce the fair value of a reporting unit below its carrying amount. During the course of 2003, the Company continued to experience declining revenues in certain key product lines, predominantly the tabletop, bakeware and kitchenware categories. These declines resulted from loss of market share and distribution at certain customers and a weak retail environment in the first half of 2003. As a result of the topline shortfall, the Company did not meet its EBITDA covenant for the year ending 2003 (See Note 8 for further information on this). Based on these declines and loss of market share, the Company conducted an impairment test as of December 31, 2003. The Company engaged third party valuation experts to determine the fair value of its reporting units using a discounted cash flow analysis and determined that some of the value of its goodwill was impaired. As a result of this analysis, the Company recorded an impairment loss of $40.3 million relating to goodwill as of December 31, 2003.

Intangible assets with finite lives at December 31, 2003 are summarized as follows (in thousands):

                         GROSS     ACCUMULATED
                        BALANCE   AMORTIZATION   NET BALANCE
                        --------  -------------  ------------
Patents                 $ 23,253  $       2,363  $     20,890
Customer relationships    24,750          3,267        21,483
Distribution agreement     7,100            630         6,470

These assets are classified as other intangible assets in the Consolidated Balance Sheet and their related amortization expense is recorded as other expense in the Consolidated Statement of Operations. The estimated aggregate amortization expense for each of the five succeeding fiscal years is $7.6 million.

(5)  SUPPLEMENTAL BALANCE SHEET DATA

Inventories at December 31, 2003 and 2002 consisted of the following:

INVENTORIES
(IN THOUSANDS):                          DECEMBER 31,
                                     ------------------
                                       2003      2002
                                     --------  --------
Finished and in-process goods        $103,045  $117,401
Raw materials and supplies             26,816    29,192
                                     --------  --------
                                     $129,861  $146,593
                                     ========  ========

The Company increased the value of its precious metals by $14.9 million to reflect the fair value as of January 1, 2003. The Company used published market data to determine the fair value of the Company's precious metals, principally platinum and rhodium. Other assets at December 31, 2003 and 2002 consisted of the following:

OTHER ASSETS
(IN THOUSANDS):     DECEMBER 31,
                 ----------------
                   2003     2002
                 -------  -------
Precious metals  $20,369  $10,829
Other assets      13,232   16,524
                 -------  -------
                 $33,601  $27,353
                 =======  =======

Fair valuation adjustments for property, plant and equipment were also recorded as of January 1, 2003. The fair value of the Company's property plant, and equipment was determined to be $24.5 million more than the net book value at December 31, 2002. The Company adjusted its carrying value of property, plant and equipment as of January 1, 2003 as follows: $4.6 million for land, $12.6 million for buildings, and $7.3 million for machinery and equipment. The Company will depreciate these assets over their newly estimated remaining useful lives as of January 1, 2003. Property, plant and equipment at December 31, 2003 and 2002 consisted of the following:

PROPERTY, PLANT AND EQUIPMENT
(IN THOUSANDS):
                              DECEMBER 31,
                            2003       2002
                          ---------  ---------
Land                      $  6,734   $  3,145
Buildings                   41,218     15,249
Machinery and equipment     87,307     83,403
                          ---------  ---------
                           135,259    101,797
Accumulated depreciation   (31,335)    (9,990)
                          ---------  ---------
                          $103,924   $ 91,807
                          =========  =========

Other liabilities at December 31, 2003 and 2002 consisted of the following:


OTHER CURRENT LIABILITIES
(IN THOUSANDS):                       DECEMBER 31,
                                   =================
                                     2003     2002
                                   -------  --------
Wages and employee benefits        $16,170  $ 11,902
Accrued advertising and promotion   22,398    17,380
Accrued interest                     8,985     3,982
Reorganization accruals              2,812    64,974
Other accrued expenses              18,264    18,770
                                   -------  --------
                                   $68,629  $117,008
                                   =======  ========

(6)  RELATED PARTY TRANSACTIONS

SUCCESSOR COMPANY

Interest Expense and Debt Issuance Fees

Upon emergence from bankruptcy, certain creditors of the Predecessor Company
became principal owners of the Successor Company.   During the year ended
December 31, 2003, the Company recorded $14.2 million and paid $9.2 million in interest expense collectively, to these principal owners. In addition, during 2003 the Company paid $1.4 million in debt issuance fees and $0.2 million in monthly banking and letter of credit fees to a principal owner. See Note 8 for further information on the Company's debt agreements.

In addition, on August 6, 2003, the Company entered into interest rate swaps with a financial institution that is one of the principal owners of the Successor Company. These interest rate swaps have a combined notional amount of $145 million, which expire on March 31, 2008, and convert variable rate interest to an average fixed rate of 3.9% over the terms of the swap agreements. As of December 31, 2003, these swaps had a combined fair value of $(3.9) million, which is included in other comprehensive income and other long-term liabilities on the consolidated balance sheet. During 2003, the Company recorded approximately $0.06 million in interest to this principal owner relating to these swaps and paid this balance in January 2004.

PREDECESSOR COMPANY

Interest Expense

Pursuant to a Credit Agreement dated as of August 24, 2000, as amended and restated as of April 12, 2001 (and as further amended from time to time thereafter), between the Predecessor Company and Borden, the Predecessor Company obtained from Borden a temporary $50 million revolving credit facility (the "Borden Credit Facility"), from which $40 million was initially made available, and which was reduced, in accordance with its terms, on August 16, 2001 to a $25 million revolving credit facility. During the year December 31, 2002, the Predecessor Company recorded $1.5 million in interest expense related to the Borden Credit Facility and paid $0.7 million through the Filing Date. Interest expense related to the Borden Credit Facility was accrued during the Chapter 11 process and $1.3 million was paid in full on the Effective Date. The Borden Credit Facility was secured with an interest on the Predecessor Company's assets that was second in priority behind the interests securing the Amended and Restated Credit Agreement with certain bank lenders (the "Predecessor Senior Credit Facility"). In accordance with the Plan, the Borden Credit Facility principal balance of $25 million was converted into 615,483 shares of New Common Stock with an aggregate value of approximately $14.2 million, constituting approximately 10.7% of the outstanding shares of the Successor Company

(excluding the impact of shares reserved for issuance pursuant to the Management Stock Plan).

An affiliate of the Predecessor Company and of KKR purchased 9-5/8% Notes previously issued by the Predecessor Company in the open market or by other means. As of December 31, 2002, affiliates had purchased an aggregate of $80.5 million of 9-5/8% Notes in open market transactions. In accordance with the Plan, the affiliates' balance on the Filing Date of $80.5 million of 9-5/8% Notes was converted into 128,193 shares of New Common Stock, which constitutes approximately 2.2% of the outstanding shares of the Successor Company (excluding shares reserved for issuance pursuant to the Management Stock Plan). On the Effective Date, the affiliates' balance of $36.7 million in face amount of loans under the Predecessor Company's Senior Credit Facility was discharged in return for its pro rata share of 1) $2.75 million in cash, 2) 4,528,201 shares of New Common Stock, 3) $240.05 million in principal amount of Term Loans and 4) $123.15 million in principal amount of Senior Subordinated Notes.

Preferred dividends

Prior to April 1, 1998, the Predecessor Company operated as a wholly-owned subsidiary of Corning Incorporated ("Corning"). In connection with the recapitalization of the Predecessor Company on April 1, 1998 (the "Recapitalization"), the Predecessor Company issued $30.0 million in 12% cumulative junior pay-in-kind stock to CCPC Acquisition Corp ("CCPC Acquisition"), its majority shareholder. The cumulative junior preferred stock consisted of 1.2 million shares with each share having a liquidation preference of $25. The cumulative junior preferred stock provided for the payment of dividends in cash, additional shares of junior preferred stock or a combination thereof of $0.75 per share per calendar quarter, if and when declared by the Predecessor Company's board of directors. The Predecessor Company stopped accruing dividends on the Filing Date and as of that date had accrued but not paid $19.1 million in preferred stock dividends, of which $2.4 million was expensed during the year ended December 31, 2002. As the dividends were expected to be settled by issuing additional shares of preferred stock, the dividends were recorded in preferred stock in the Predecessor Company balance sheets. In connection with the Plan, the preferred stock, including any accrued dividends thereon, was canceled for no consideration on the Effective Date.

In the fourth quarter of 1999, the Predecessor Company issued $50.0 million in 16% cumulative junior preferred stock to Borden. The cumulative junior preferred stock consisted of two million shares with each share having a liquidation preference of $25. The cumulative junior preferred stock provided for the payment of cash dividends of $1.00 per share per quarter whether or not declared by the Predecessor Company if certain financial ratios were satisfied. The Predecessor Company stopped accruing dividends on the Filing Date and as of that date had accrued but not paid $25.3 million in preferred stock dividends, of which $4.8 million was expensed during the year ended December 31, 2002. As the dividends were expected to be paid in cash, the dividends payable were recorded as other long-term liabilities in the Predecessor Company balance sheets. In connection with the Plan, the preferred stock, including accrued dividends thereon, were canceled for no consideration on the Effective Date.

Services provided by Corning, Inc.

In connection with the Recapitalization, Corning and the Predecessor Company entered into several agreements whereby Corning would provide certain goods and services to the Company and would share certain facilities at terms specified in the agreements. Management believes that the methodology used by Corning to charge these costs was reasonable, but may not necessarily be indicative of the costs that would have been incurred had these functions been performed by the Company. For the year ended December 31, 2002, the Predecessor Company incurred $2.1 million in services provided by Corning. Upon the Effective Date, all of the common stock held by Corning was canceled as part of the bankruptcy reorganization and Corning ceased to be a related party.

Management Fees

In connection with the Recapitalization, the Predecessor Company and Borden entered into an agreement pursuant to which Borden provided certain management, consulting and financial services to the Predecessor Company. The Company recorded expenses totaling $2.4 million and $2.3 million remained payable at December 31, 2002. This agreement was canceled on the Effective Date and amounts owing Borden were settled in accordance with the Plan.

(7)  STOCKHOLDERS' EQUITY (DEFICIT)

SUCCESSOR COMPANY

The Amended Certificate of Incorporation of Reorganized WKI (the "Amended Certificate") provides that, as of the Effective Date, the Successor Company is authorized to issue up to 15.0 million shares of new common stock, par value $0.01 per share ("New Common Stock"). As of December 31, 2003 and 2002, 5.8 million shares of New Common Stock were issued and outstanding. The holders of New Common Stock will be entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. As of the Effective Date, 710,942 shares of New Common Stock were available for issuance, pursuant to grants of stock options, under the Management Stock Plan ("Management Stock Plan"). On May 29, 2003, 611,946 options were issued to key employees and non-employee directors (See Note 11).

Covenants in certain debt instruments will restrict, and may prohibit, the Successor Company from paying dividends.

PREDECESSOR COMPANY

At December 31, 2001, the Predecessor Company had 69.6 million shares of common stock outstanding, ("Old Common Stock"). The Old Common Stock was cancelled as part of the Plan without consideration.

In 2001, the Predecessor Company issued 2,200,000 shares of Old Common Stock to the Predecessor Company's management. The shares were issued at $1.00 per share resulting in proceeds of $2.2 million.
In 2001, the Predecessor Company repurchased 376,000 shares of Old Common Stock for $1.2 million from prior members of the Predecessor Company's management upon their termination of employment. The shares were repurchased at rates as defined in the management equity option plan. Repurchased shares were classified as common stock held in treasury on the balance sheet. These shares were also cancelled as part of the Plan.

At December 31, 2001, the Predecessor Company had 3.2 million shares of preferred stock outstanding ("Old Preferred Stock") with liquidation preferences of $100.5 million. The Predecessor Company recorded $15.5 million in 2001 in Old Preferred Stock dividends, none of which were paid. Dividends required to be settled in cash totaling $25.3 million and $20.5 million in 2002 and 2001, respectively, were accrued as other long-term liabilities. The $25.3 million balance as of December 31, 2002 was cancelled with no consideration under the terms of the Plan.

(8)  BORROWINGS

Debt outstanding as of December 31, 2003 and 2002, and weighted average interest rates over the years ended December 31, 2003 and 2002, are as follows (in thousands):

                                                      SUCCESSOR COMPANY
                                          --------------------------------------------
                                            DECEMBER 31, 2003      DECEMBER 31, 2002
                                          ---------------------  ---------------------
                                                     DUE WITHIN             DUE WITHIN
                                          LONG-TERM   ONE YEAR   LONG-TERM   ONE YEAR
                                          ----------  ---------  ----------  ---------

Senior secured term loan, at an average
  rate of 4.7%, due March 2008            $  235,249  $   2,401  $  237,649  $   2,401

12% senior subordinated notes due
  January 2010                               123,150         --     123,150         --

Revolver at an average rate of 4.3%               --         --          --         --

Industrial Revenue Bonds, at an average
  rate of 5.9% and 5.8%                        4,000         90       4,090        817
                                          ----------  ---------  ----------  ---------
Total Debt                                $  362,399  $   2,491  $  364,889  $   3,218
                                          ==========  =========  ==========  =========

In connection with the bankruptcy reorganization, on the Effective Date, the Company entered into a new Revolving Credit Agreement (the "Revolver") with a
group of lenders.   The new facility provides for a revolving credit loan
facility and letters of credit in a combined maximum principal amount equal to the lesser of $75 million or a specified borrowing base, which is based upon eligible receivables and eligible inventory, with a maximum issuance of $25 million for letters of credit. The Revolver is secured by a first priority lien on substantially all of the Company and its domestic subsidiaries' assets and on the stock of most of the Company's subsidiaries (with the latter, in the case of the Company's non-U.S. subsidiaries, being limited to 65% of their capital stock) (collectively, the "Collateral"). The Company is required to reduce its direct borrowings, excluding letters of credit, on the Revolver to zero for a period of 15 consecutive days in fiscal year 2004 and for a period of 30 consecutive days in each fiscal year thereafter. The rate of interest charged is adjusted quarterly based on a pricing grid, which is a function of the ratio of the Company's total debt to Adjusted EBITDA, as defined in the loan documents. The credit facility provides the Company the option of borrowing at a spread over the base rate (as defined) for base rate loans or the Adjusted London Interbank Offered Rate (LIBOR) for Eurodollar loans. In addition, the Company pays a quarterly commitment fee of 0.50% on the average daily unused amount. As of March 24, 2004, the Company had $45.5 million available under the Revolver after consideration of borrowing base limits at that date.

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

The Revolver and Term Loan agreements contain usual and customary restrictions including, but not limited to, limitations on dividends, redemptions and repurchases of capital stock, prepayments of debt (other than the Revolver), additional indebtedness, capital expenditures, mergers, acquisitions, recapitalizations, asset sales, transactions with affiliates, changes in business and the amendment of material agreements. Additionally, the Revolver and Term Loan contain customary financial covenants relating to minimum levels of EBITDA and maximum leverage ratios and fixed charge coverage ratios. In the second quarter management negotiated an amendment to the Revolver that 1) increases the inventory advance in the calculation of the Company's borrowing base from 125% to 175% of eligible accounts receivable during the period from July 1, 2003, through November 1, 2003, and 2) decreases the required minimum consolidated EBITDA to levels close to those in the Term Loan for the second, third and fourth quarters of 2003. As of December 31, 2003, the Company was not in compliance with certain financial covenants contained in these agreements. On January 23, 2004 limited waivers were obtained, through February 29, 2004, for the Company's non-compliance with the EBITDA covenant requirement through December 31, 2003 for both the Revolver and Term loans, which allowed the continued extension of credit for a limited period of time. On February 13, 2004 the Company obtained amendments and waivers from representatives of the Revolver and Term loan bank groups to waive certain EBITDA related year-end 2003 covenants and to revise certain covenants related to 2004 EBITDA levels, seasonal adjustments to the borrowing base calculations and certain other debt ratios.

The Senior Subordinated Notes are collateralized by a third priority lien on the Collateral and pay interest semi-annually on each January 31 and July 31 at 12% per annum. The Senior Subordinated Notes have no sinking fund requirement and are redeemable, in whole or in part, at the option of the Company beginning January 31, 2008 upon payment of a redemption premium.

Pursuant to the Plan, $4.9 million in industrial revenue bonds were reinstated on the Effective Date. Certain of these bonds with remaining principal of $0.1 million as of December 31, 2003, bear interest at 3% and mature in September 2004. The balance of the bonds have remaining principal of $4.0 million as of December 31, 2003, bear interest at 6.25% and mature August 2005.

Long-term debt maturing in each of the years subsequent to December 31, 2003 (in thousands) is as follows:

               2004                          $     2,491
               2005                                6,401
               2006                                2,401
               2007                                2,401
               2008                              228,046
               2009 - 2010                       123,150
                                           -------------
                                                 364,890
               Less: current maturities            2,491
                                           -------------
               Long-term debt              $     362,399
                                           =============

(9)  COMMITMENTS AND CONTINGENCIES

LEASES

The Company is a party to certain non-cancelable lease agreements, which expire at various dates through 2013. Certain of the Company's leases contain escalation clauses, which require base rent increases over the term of the lease. Minimum rental commitments outstanding at December 31, 2003 are as follows (in thousands):

                                            Operating   Capital Leases
                                              Leases
                                            ----------  ---------------
2004                                        $   12,959  $           648
2005                                             8,734              555
2006                                             6,830              333
2007                                             5,381               --
2008                                             4,542               --
Thereafter                                      23,040               --
                                            ----------  ---------------
   Total minimum lease payments             $   61,486            1,536
                                            ==========
Less amounts representing interest                                  174
                                                        ---------------
   Present value of minimum lease payments                   $    1,362
                                                        ===============

Rental expense was $15.5 million, $24.5 million, and $25.4 million for the years ended December 31, 2003, 2002, and 2001, respectively. The liability for capital lease obligations is recorded in other current and other long-term liabilities in the Company's financial statements. The majority of capital
leases are financed under a master lease agreement at 11.5%.   The total value
of assets under capital leases at December 31, 2003 is $1.5 million.

Litigation

The Company is a defendant or plaintiff in various claims and lawsuits arising in the normal course of business. As a result of the bankruptcy proceedings, holders of litigation claims in the bankruptcy proceedings that arose prior to May 31, 2002 retain all rights to proceed against the Company under certain limitations of the Court. The Company believes, based upon information it currently possesses and taking into account established reserves for estimated liabilities and its insurance coverage, that the ultimate outcome of these proceedings and actions is unlikely to have a material adverse effect on the Company's financial statements. It is possible, however, that some matters could be decided unfavorably to the Company, and could require the Company to pay damages or make other expenditures in amounts that could be material but cannot be estimated as of December 31, 2003.

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

It is the Company's policy to accrue for remediation costs when it is probable that such costs will be incurred and when a range of loss can be reasonably estimated. The Company has accrued approximately $0.6 million as of December 31, 2003 for probable environmental remediation and restoration liabilities. Based on currently available information and analysis, the Company believes that it is possible that costs associated with such liabilities or as yet unknown liabilities may exceed current reserves in amounts or a range of amounts that
could be material but cannot be estimated as of December 31, 2003.   There can
be no assurance that activities at these or any other facilities or future facilities may not result in additional environmental claims being asserted against the Company or additional investigations or remedial actions being required.

Letters of Credit

In the normal course of business and as collateral for performance, the Company is contingently liable under standby and import letters of credit totaling $14.1 million and $13.6 million as of December 31, 2003 and 2002, respectively.

Interest Rate Swap

The Company enters into interest rate swaps to alter interest rate exposures between fixed and floating rates on long-term debt. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed upon notional principal amount. Under the Revolver and Term Loan, the Company is required to enter into interest rate protection agreements, the effect of which is to fix or limit the interest cost. On August 6, 2003, the Company entered into interest rate swaps with a combined notional amount of $145 million, which expire on March 31, 2008. These interest rate swaps convert variable rate interest to an average fixed rate of 3.9% over the terms of the swap agreements. As of December 31, 2003, the swaps had a combined fair value of $(3.9) million which is included in other comprehensive income and other long-term liabilities on the consolidated balance sheet. A 1% change in the market interest rates would result in a corresponding change of $5.8 million in the combined fair value of the interest rate swaps.

(10) EMPLOYEE BENEFITS

EMPLOYEE RETIREMENT PLANS

The World Kitchen, Inc. Pension Plan (the "Benefit Plan") is a defined benefit pension plan providing retirement income benefits to eligible U.S. employees of the Company. Effective December 31, 2001, the benefits for most non-union employees were frozen. Pension plan benefits are generally based on years of service and/or compensation.

The Company's postretirement benefit plan provides certain medical and life insurance benefits for retired employees. Substantially all U.S. employees of the Company may become eligible for these benefits if they fulfill eligibility requirements as specified by the plan; however, most eligible retirees receive access only to medical insurance benefits.

In accordance with Fresh Start Reporting, the accrued benefit liability of the Debtors was adjusted to fair value. Accordingly, the Debtors' unrecognized net actuarial loss and prior service costs were recognized immediately resulting in an increase to the pension liability of $34.0 million and an increase to the other post retirement benefit liability of $3.0 million. Relevant data for the Company's pension and postretirement medical benefit plans at December 31, 2003 and 2002, respectively, is as follows:

                                                                                  OTHER
                                               PENSION BENEFITS          POSTRETIREMENT BENEFITS
                                           --------------------------  ---------------------------
                                            SUCCESSOR   | PREDECESSOR    SUCCESSOR   | PREDECESSOR
                                             COMPANY    |   COMPANY       COMPANY    |   COMPANY
(IN THOUSANDS)                                2003      |    2002          2003      |    2002
--------------                             -----------  |-------------  -----------  |-------------
                                                        |                            |
CHANGE IN BENEFIT OBLIGATION                            |                            |
Benefit obligation at beginning of year    $   90,872   |$     80,658   $   49,697   |$     43,461
Service cost                                    2,251   |       2,694          901   |       1,188
Interest cost                                   6,009   |       5,415        2,732   |       3,073
Plan participants' contributions                   --   |          26          480   |         200
Actuarial loss                                 11,034   |       9,647        3,751   |       3,406
Benefits paid                                  (5,885)  |      (4,672)      (2,483)  |      (1,631)
Amendments                                      1,774   |      (2,697)     (11,925)  |          --
Settlements                                        --   |        (199)          --   |          --
                                           -----------  |-------------  -----------  |-------------
Benefit obligations at end of year         $  106,055   |$    $90,872   $   43,153   |$     49,697
                                           ===========  |=============  ===========  |=============
                                                        |                            |
CHANGE IN PLAN ASSETS                                   |                            |
Fair value of plan assets at beginning                  |                            |
  of year                                  $   57,849   |$     53,549   $       --   |$         --
Actual return on plan assets                    8,547   |      (3,723)          --   |          --
Employer contributions                          6,931   |      12,869        2,003   |$      1,431
Plan participants' contributions                   --   |          25          480   |         200
Benefits paid                                  (5,885)  |      (4,672)      (2,483)  |      (1,631)
Divestitures and settlements                       --   |        (199)          --   |          --
                                           -----------  |-------------  -----------  |-------------
Fair value of plan assets at end of year   $   67,442   |$     57,849   $       --   |$         --
                                           ===========  |=============  ===========  |=============
                                                        |                            |
Funded status                              $  (38,613)  |$    (33,023)  $ $(43,152)  |$    (49,697)
Unrecognized net actuarial loss                 7,072   |      28,576        3,461   |       6,908
Unrecognized prior service cost                 1,675   |       5,651      (11,233)  |      (3,275)
Unrecognized initial net benefit asset             --   |        (183)          --   |          --
Post September 30th contributions               2,318   |       1,300           --   |          --
                                           -----------  |-------------  -----------  |-------------
Net amount recognized                         (27,548)  |       2,321      (50,924)  |     (46,064)
Fresh Start Reporting adjustment                   --   |     (33,994)         598   |      (3,633)
                                           -----------  |-------------  -----------  |-------------
Net amount recognized                      $  (27,548)  |$    (31,673)  $  (50,326)  |$    (49,697)
                                           ===========  |=============  ===========  |=============
                                                        |                            |
AMOUNTS RECOGNIZED IN STATEMENT OF                      |                            |
FINANCIAL POSITION CONSIST OF:                          |                            |
Accrued benefit liability                  $  (35,863)  |$    (31,673)  $  (50,326)  |$    (49,697)
Intangible asset                                1,675   |          --           --   |$         --
Accumulated other comprehensive income          6,640   |          --           --   |          --
                                           -----------  |-------------  -----------  |-------------
Net amount recognized                      $  (27,548)  |$    (31,673)  $  (50,326)  |$    (49,697)
                                           ===========  |=============  ===========  |=============

The accumulated benefit obligation for all defined benefit pension plans was $106.1 million and $90.9 million at December 31, 2003 and 2002, respectively. The Company's pension plan accumulated benefit obligations are in excess of plan assets.

                                                                                                   OTHER POSTRETIREMENT
                                                                 PENSION BENEFITS                         BENEFITS
                                                    --------------------------------------  -------------------------------------
                                                     SUCCESSOR           PREDECESSOR        SUCCESSOR          PREDECESSOR
                                                      COMPANY              COMPANY           COMPANY             COMPANY
                                                    -----------   ------------------------  -----------  ------------------------
COMPONENTS OF NET PERIODIC BENEFIT COST:               2003          2002          2001        2003          2002        2001
                                                    -----------|  -----------  -----------  -----------  -----------  -----------
Service cost                                        $    2,251 |  $    2,694   $    5,775   $      901   $    1,188        1,685
Interest cost                                            6,009 |       5,415        5,241        2,732        3,073        2,999
Expected return on plan assets                          (4,598)|      (4,214)      (5,360)          --           --           --
Amortization of unrecognized transition                    (11)|          (9)          (9)          --           --           --
Amortization of prior service cost                          99 |         509          800         (660)        (278)        (150)
Recognized net actuarial loss                               14 |         232            4           --           --           --
Settlement/Curtailment loss (gain)                          -- |           4        3,880           --           --       (2,192)
                                                    -----------|  -----------  -----------  -----------  -----------  -----------
Net periodic benefit cost                           $    3,764 |  $    4,631   $   10,331        2,973   $    3,983   $    2,342
                                                    ===========|  ===========  ===========  ===========  ===========  ===========

The increase in minimum pension liability included in other comprehensive income was $6.6 million and $20.1 million in 2003 and 2002, respectively.

                                                                    OTHER POSTRETIREMENT
                                              PENSION BENEFITS            BENEFITS
                                          ------------------------  ------------------------
                                          SUCCESSOR  | PREDECESSOR   SUCCESSOR  | PREDECESSOR
WEIGHTED AVERAGE ASSUMPTIONS:              COMPANY   |   COMPANY      COMPANY   |   COMPANY
                                             2003    |     2002         2003    |     2002
                                          ---------- | ------------  ---------- | ------------
Discount rate                                  5.75% |        6.50%       5.75% |        6.50%
Expected return on plan assets                 8.25  |        8.25          NA  |          NA
Rate of compensation increase                  4.25  |        4.25        4.25  |        4.25
Assumed health care trend rate   initial         NA  |          NA        9.00  |        8.00
                                 ultimate        NA  |          NA        5.00  |        5.00

As of the September 30, 2003 measurement date, the expected long-term rate of return on assets is 8.25%. As defined in SFAS No. 87, "Employers' Accounting for Pensions" this assumption represents the rate of return on plan assets reflecting the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the benefit obligation. The Company's long-term rate of return assumption is based on three main factors: 1) asset allocations as defined by the Company's investment policy statement, 2) the Company's asset modeling assumptions, and 3) the Company's modeling technology. The Company employs a building block approach in determining the long-term rate of return for plan assets. Historical markets are studied and long-term historical relationships between equities and fixed income are preserved consistent with the widely-accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. The long-term portfolio return is established with proper consideration of diversification and rebalancing. Peer data and historical returns are reviewed to check for reasonability and appropriateness.

The consolidated postretirement benefit obligation attributable to the Company's workforce is determined by application of the terms of health care and life insurance plans, together with relevant actuarial assumptions and health care cost trend rates. The annual rate of medical inflation used to determine the year-end results was assumed to be 9.0% for both pre and post-65 benefits for 2003, decreasing gradually to a net rate of 5.0% per year at 2011 and remaining at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage point change in the assumed health care cost trend rates would have the following effects (in thousands):

                                              ONE-PERCENTAGE    ONE-PERCENTAGE
                                              POINT INCREASE    POINT DECREASE
                                              ---------------  ----------------
Effect on total of service and interest cost  $            79  $          (379)
Effect on postretirement benefit obligation   $         2,722  $        (3,922)

PLAN ASSETS

The Company's pension plan weighted-average asset allocations at December 31, 2003, and 2002, by asset category are as follows:

                         SUCCESSOR COMPANY
                     PLAN ASSETS AT DECEMBER 31,
                   ------------------------------
ASSET CATEGORY          2003            2002
-----------------  ---------------  -------------
Equity securities            49.9%          42.2%
Debt securities              24.0           21.8
Cash and other               26.1           36.0
-----------------  ---------------  -------------
                            100.0%         100.0%
                   ===============  =============

The Company employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed income investments. Equity investments are diversified across U.S and international stocks as well as small and large capitalizations. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies, and quarterly investment portfolio reviews. The asset allocations used for modeling the long-term rate of return assumption were based on 60% equity and 40% income target allocations.

CASH FLOWS

CONTRIBUTIONS

The Company's general funding policy is to contribute annually an amount determined jointly by management and its consulting actuaries that is not less than the minimum amount required by the Internal Revenue Code. As a result of the Reorganization Plan, the Company entered into an agreement with the Pension Benefit Guaranty Corporation ("PBGC") which, among other things, requires certain additional minimum funding contributions and accelerated contributions to be made to the Benefit Plan. Total enhanced contributions of $7 million are required to be paid in addition to the minimum funding requirements by the Employee Retirement Income Security Act of 1974 over the pension plan years 2003-2006. The agreement also requires the Company to provide a letter of credit in the amount of $15 million to the PBGC by January 31, 2008 guaranteeing a portion of the plan's underfunding that is currently guaranteed by Borden. In general, the PBGC agreement will remain in effect until the plan is fully funded or the Company meets certain pre-established credit ratings. The Company expects to contribute $13.5 million to its benefit plan in 2004.

ESTIMATED FUTURE BENEFIT PAYMENTS

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

                                           Pension
                                           Benefits
                                           --------
                 2004                      $  7,940
                 2005                         8,182
                 2006                         8,437
                 2007                         8,585
                 2008                         8,922
                 Years 2009 to 2013          46,198

DEFINED CONTRIBUTION PLANS

Prior to October 1, 2002, certain employees of the Company were eligible to participate in the Borden Savings Plan. Effective October 1, 2002, the account balances of all current and former WKI employees were transferred to a new 401(k) plan sponsored by the Company (the "WKI Savings Plan"). The WKI Savings Plan provides benefits that are substantially identical to those previously provided under the Borden Savings Plan. Charges to WKI's operations for matching contributions in 2003, 2002, and 2001 amounted to $3.4 million, $3.7 million, and $3.3 million, respectively.

LONG-TERM INCENTIVE PLAN

On May 29, 2003 the WKI Board of Directors approved a Long-Term Incentive Plan, (the "LTIP") the purpose of which is to motivate and drive behavior that builds long-term shareholder value, reinforce the achievement of specific business goals and performance measures, provide long-term incentive compensation opportunities that are competitive and reward the contribution made by employees to the creation of shareholder value.

The LTIP provides the Company the ability to award a specified number of award units of $1,000 each in value to certain key employees of the Company who are expected to make substantial contributions to the success of the ongoing business and thereby provides for stability and continuity of operations. The Award Term commenced on May 29, 2003 and will end on December 31, 2005.

Award units will be paid out in cash to plan participants in the first quarter of 2006 contingent upon achieving certain targeted financial performance goals for revenue and EBITDA in 2005. The cash payment will equal $1,000 times the eligible amount of award units earned in the Award Term and is subject to a multiplier which can either increase or decrease the award (from maximum to minimum) based upon financial achievement against the target.

The LTIP is subject to certain change of control provisions, which allow for full vesting and payout upon the consummation of any material change in the equity ownership of the Company. Certain employee payments may be accelerated upon the sale of certain assets of the Company.

On July 31, 2003, 9,069 award units were granted to 49 key employees. Subsequently, at certain dates in August and September 2003 an additional 165 award units were granted to 4 key employees. The full award amount upon vesting at the end of 2005, if the target performance goals are met, is $9.3 million. The expense is being amortized ratably to the income statement over the period from the date of grant to the employee to the end of the Award Term assuming achievement of targeted goals in 2005. As such, $1.6 million was recorded in the year ended December 31, 2003.

KEY EMPLOYEE RETENTION PLAN

The Debtors filed certain motions regarding key management employment contracts, a key employee retention program ("KERP I") and related severance policy in an effort to retain employees during the bankruptcy period. KERP I and two of the management contracts were approved by the Court and resulted in the payment of $4.1 million over the course of three primary earnout dates: the Confirmation Date of the Plan (December 23, 2002), December 31, 2002 and December 31, 2003. Accordingly, $2.1 million was earned by December 31, 2002, and paid shortly thereafter, and $2.0 million was earned by December 31, 2003, and paid shortly thereafter.

On December 17, 2003 the Board of Directors approved a Key Employee Retention Program ("KERP II"), the purpose of which is to provide certain employees who are expected to make substantial contributions during a restructuring of the Company with financial incentives contingent upon the employee's continued employment. The retention bonus will vest as follows: the first 50% on December 31, 2004 and the second 50% on July 1, 2005, with cash distributions to be made as soon as practicable thereafter. The payment amount will equal the employee's salary times a specified % based upon tiers established within the KERP II. Amounts paid to employees pursuant to KERP II will be deducted from amounts payable, if any, under the Company's annual bonus program. The Company's annual bonus program provides that certain employee participants may receive a percentage of their regular salary as a bonus if the company achieves certain financial goals established by the Board. The maximum amount payable under the provisions of this program is $2.8 million. At its discretion, the Compensation Committee of the Board of Directors may accelerate the vesting and payment date of all or any portion of the Retention Bonuses for one or more participants based upon its evaluation of the Company's achievement of key financial restructuring milestones.

In addition to this benefit, participants will be eligible to receive an enhanced severance benefit under certain conditions, of either six or twelve months base salary plus continuation of medical and dental benefits, depending upon the tier that the employee has been placed in.

(11) STOCK COMPENSATION PLANS

As of the Effective Date, the Successor Company entered into the Management Stock Plan, under which a total of 710,942 shares of new common stock became available for issuance. The Management Stock Plan is designed to attract, retain and motivate key employees and non-employee directors. On May 29, 2003 ("Grant Date") 611,946 options were granted to key employees and non-employee directors at a price of $18.25 a share, which was based off the Reorganization Value. In November 2003, an additional 19,390 options were granted and 18,296 options were cancelled at a price of $18.25 a share. The options vest ratably over four years (which may be accelerated under certain conditions) and expire 10 years from the Grant Date. None of the options were exercisable at December 31, 2003.

                                        Number       Weighted
                                          of     Average Exercise
                                        shares    Price per Share
                                       --------  -----------------
Options outstanding January 1, 2003         --                  --
Options granted                        631,336   $           18.25
Options cancelled                      (18,296)  $           18.25
Options exercised                           --   $           18.25
                                       --------  -----------------
Options outstanding December 31, 2003  613,040   $           18.25
                                       ========  =================

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2003: 4.1% risk free interest rate; 1% expected volatility; 4 year expected life; and no expected dividend yield. The exercise price at the Grant Date for each option was equal to its fair value and, as such, no compensation expense was recorded. Recording the options under the fair value based method would result in only a nominal effect to the financial statements.

The Predecessor Company had a stock option plan for key employees and directors who were granted options to purchase Old Common Stock in the Predecessor Company under the Amended and Restated 1998 Stock Purchase and Option Plan for Key Employees (the "Prepetition Stock Purchase and Option Plan"). Options granted under the Prepetition Stock Purchase and Option Plan had exercise prices ranging from $1.00 per share to $5.00 per share and were granted at fair value, vested over five years, and expired ten years from the date of grant. During 2001, 6,550,000 options to purchase Old Common Stock in the Predecessor Company, with an exercise price of $1 per share were granted under the Prepetition Stock Purchase and Option Plan. Those options were accounted for as variable awards. At December 31, 2001, there were 8,172,713 options outstanding and 770,143 exercisable. Had compensation cost for the Prepetition Stock Purchase and Option Plan been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Predecessor Company's net loss applicable to Old Common Stock for the year ended December 31, 2001 would not have been significantly affected.

There were no options granted during fiscal year 2002, and certain options were forfeited upon the termination of employment of prior members of the Predecessor Company's management team. In addition, the Prepetition Stock Purchase and Option Plan and all outstanding options were cancelled upon the confirmation of the Plan, in conjunction with the Predecessor Company's emergence from bankruptcy.

(12) INCOME TAXES

The Company files a consolidated U.S. federal tax return with its domestic subsidiaries. For financial reporting purposes, the Company had the following foreign and domestic income (loss) before income taxes for the years ended December 31.

                                                            SUCCESSOR
                                                             COMPANY        PREDECESSOR COMPANY
                                                               2003           2002        2001
                                                          ---------------  ----------  ----------
INCOME (LOSS) BEFORE TAXES ON INCOME                                   (IN THOUSANDS)

  U.S. Companies                                          $      (65,850)  $ 543,873   $(133,534)
  Foreign companies                                                9,402       7,010       2,362
                                                          ---------------  ----------  ----------
    Income (loss) before income taxes and cumulative
      effect of change in accounting principle                   (56,448)    550,883    (131,172)
  Cumulative effect of change in accounting principle                 --    (202,089)         --
                                                          ---------------  ----------  ----------
    Income (loss) before income taxes                     $      (56,448)  $ 348,794   $(131,172)
                                                          ===============  ==========  ==========

The components of income tax expense for the years ended December 31 consist of the following items:

                                     SUCCESSOR
                                      COMPANY        PREDECESSOR COMPANY
                                    ------------  --------------------------
                                        2003          2002          2001
                                    ------------  ------------  ------------
                                                 (IN THOUSANDS)
CURRENT AND DEFERRED TAX EXPENSE:
  Current:
    U.S.                             $         --  $         --  $         --
    State and municipal                        56            --            --
    Foreign                                 2,816         1,979         1,600
  Deferred:
    U.S.                                       --            --            --
    State and municipal                        --            --            --
    Foreign                                   216            --            --
                                     ------------  ------------  ------------
  Net tax expense                    $      3,088  $      1,979  $      1,600
                                     ============  ============  ============

The income tax provision at the effective tax rate differs from the income tax provision at the U.S. federal statutory tax rate in effect during the years ended December 31, 2003, 2002 and 2001 for the following reasons:

                                                          SUCCESSOR
                                                           COMPANY       PREDECESSOR COMPANY
                                                          ----------  --------------------------
                                                             2003         2002          2001
                                                          ----------  ------------  ------------
EFFECTIVE TAX RATE RECONCILIATION:
U.S. statutory tax rate                                        35.0%         35.0%         35.0%
Increase (reduction) in income taxes resulting from:
     State taxes, net of federal benefit                        5.9           6.0           6.0
     Amortization of intangible assets                           --            --          (1.6)
     Disallowed interest expense                                 --            --         (10.2)
     Impairment of intangible assets                          (25.0)         14.4            --
     Reorganization goodwill                                     --         (19.5)           --
     Cancellation of indebtedness/stock basis difference         --         (25.6)           --
     Other                                                      6.8            --          (8.5)
     Valuation allowance                                      (28.7)         (9.6)        (22.5)
     Taxes on foreign subsidiary and FSC earnings               0.5          (0.1)          0.6
                                                          ----------  ------------  ------------
Effective tax rate                                             (5.5)%         0.6%          1.2%
                                                          ==========  ============  ============

In 2002 and 2001, affiliates of the Predecessor Company purchased a portion of the Company's Prepetition Senior Subordinated Notes and Senior Credit Facility loans on the open market at a discount. This purchase caused the Company to incur cancellation of debt ("COD") income for tax purposes of $3.8 million and $38.2 million ($1.3 million and $13.4 million tax effected) in 2002 and 2001, respectively. This COD income was not recognized for tax purposes, and the Company's tax net operating loss ("NOL") carryforwards were reduced by the amount of COD.

The tax effects of temporary differences and carry forwards that give rise to the deferred tax assets and liabilities at December 31, 2003 and 2002 are comprised of the following (in thousands):

                                                           SUCCESSOR COMPANY
                                                         ----------------------
DEFERRED TAX ASSET:                                         2003        2002
                                                         ----------  ----------
Property and equipment and intangible assets             $     262   $  40,817
Postretirement, pension and other employee benefits         18,737      23,066
Loss and tax credit carry forwards                         173,782     149,936
Inventory reserves                                          10,079      11,868
Bad debt                                                     1,548       3,406
Restructuring reserve                                        2,938       6,083
Reorganization costs                                         6,612       9,390
Deferred financing costs                                     2,548       6,278
Subpart F income                                             5,739       3,565
Customer advertising allowances                              7,827       6,541
Other                                                       10,999       9,737
                                                         ----------  ----------
  Gross deferred tax assets                                241,071     270,687
Deferred tax assets valuation allowance                   (221,787)   (244,914)
                                                         ----------  ----------
  Net deferred tax assets                                   19,284      25,773
                                                         ----------  ----------
DEFERRED TAX LIABILITIES:
Property and equipment                                     (18,577)         --
Inventory reserves                                            (183)         --
Deferred COD/liabilities subject to compromise (net of
  new equity)                                                   --     (25,340)
                                                         ----------  ----------
  Gross deferred tax liabilities                           (18,760)    (25,340)
                                                         ----------  ----------
NET DEFERRED TAX ASSETS                                  $     524   $     433
                                                         ==========  ==========

As discussed in Note 1, the Company has adopted Fresh Start Reporting as of December 31, 2002, and accordingly has recorded the effects of the Plan as of such date. Items recognized pursuant to the Plan, including gain from COD, were not recognized for tax purposes until the actual contractual cancellation of debt, the exchange and cancellation of stock and the issuance of stock to new shareholders on the Effective Date. Accordingly, deferred tax items to reflect these differences were recorded at December 31, 2002.

As a result of the Plan, the amount of the Company's aggregate indebtedness was reduced on the Effective Date, which generated income from COD for tax purposes of $243.7 million. Since the realization of such income occurred under the Bankruptcy Code, the Company did not recognize income from COD for tax purposes, but instead reduced certain tax attributes the day after the Effective Date as follows: $168.0 million of the Company's stock basis in subsidiaries; $59.1 million of its tax NOL and tax credit carryforwards, with the remaining income from COD reducing its tax basis in depreciable and non-depreciable assets. The Company's tax NOL carryforwards for federal income tax purposes, after such attribute reduction, is $379.9 million. Such net operating loss tax carryforwards expire from 2019 through 2023.

At December 31, 2003, net operating loss carryforwards for our foreign subsidiaries are approximately $1.1 million for Australian income tax purposes that have no expiration date, $0.2 million for Brazilian income tax purposes that have no expiration date and that can only be utilized up to the limit of 30.0% of taxable income for the year. Additionally, our foreign subsidiaries had about $1.8 million for Mexican income tax purposes that can be carried forward for 10 years, and $1.7 million for Canadian income tax purposes that can be carried forward for 7 years. Our foreign subsidiaries may be limited in their ability to use foreign tax net operating losses in any single year depending on their ability to generate sufficient taxable income.

On the Effective Date, the Company underwent an ownership change pursuant to section 382 of the Internal Revenue Code. As a result, the use of any of the

Company's NOL carryforwards and tax credits generated prior to the ownership change that are not reduced pursuant to the provisions discussed above may be subject to an overall annual limitation of $6.0 million. The Company has not yet been able to determine whether or not it will qualify for an exception to this annual limitation. If it does qualify, its NOLs will not be subject to the $6.0 million annual limitation, however, it would be required to reduce its existing NOL carryforward by the amount of the interest expense deducted on indebtedness that was exchanged for the common stock of the Company pursuant to the Plan of $23.2 million. If the Company does not qualify for the exception, the annual limitation will result in the expiration of $132.7 million of its remaining NOL carryforwards at the end of the carryforward period.

The net change in the total valuation allowance for years ended December 31, 2003 and 2002 is a decrease of $23.1 million and an increase of $10.3 million, respectively. A valuation allowance is recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. Negative evidence, such as cumulative losses in recent years, suggests that a valuation allowance is needed. Based upon cumulative losses in the current and immediate two proceeding years, the Company determined that a valuation allowance related to domestic and foreign operations of $221.8 million and $244.9 million was warranted in 2003 and 2002, respectively.

The Company's reorganization resulted in a significantly modified capital structure by which SOP 90-7 requires the Company to apply Fresh Start Reporting. Under Fresh Start Reporting, reversals of valuation reserves recorded against deferred tax assets that existed as of the Emergence Date will first reduce any goodwill until exhausted, then other intangibles until exhausted and thereafter are reported as a reduction of additional paid in capital. Consequently, the Company will recognize cash tax savings in the year of asset recognition without the corresponding benefit to income tax expense until goodwill and other intangibles are exhausted.

Taxes have not been provided on approximately $42.6 million of accumulated foreign unremitted earnings, which are expected to remain invested indefinitely. Should the earnings be remitted as dividends, the Company may be subject to additional U.S. taxes, net of allowable foreign tax credits. It is not practicable to estimate the amount of any additional taxes that may be payable on the undistributed earnings.

(13) RESTRUCTURING AND RATIONALIZATION PROGRAMS

During 2002, the Company completed the restructuring and rationalization
programs which were begun during 2001.    During 2001, the Predecessor Company's
Board of Directors approved plans to restructure several aspects of the Company's manufacturing and distribution operations. In addition, the Company implemented an employee headcount reduction program as part of its continuing business realignment and cost savings initiatives. These programs resulted in a restructuring charge of $51.9 million, which was recorded during 2001 on a separate line within operating income. In addition, $18.5 million of rationalization and other charges were recorded in 2001 related to the implementation of these programs. Generally, these costs were recorded as incurred in operating income ($13.2 million in selling, general and administrative expenses and $5.3 million in cost of sales.)

The restructuring programs included the following initiatives:

     (1) The outsourcing of Corningware and Visions product lines. These products were previously produced at the Company's Martinsburg, West Virginia facility (Martinsburg), which was idled as of April 2002 and was sold in December 2003.

     (2) The outsourcing of the Chicago Cutlery product lines. This product was previously produced at the Company's Wauconda, Illinois facility (Wauconda), which was idled as of September 2001 and was sold in December 2001.

     (3) The consolidation of warehousing and distribution operations at Waynesboro, Virginia and Plainfield, Indiana into the Company's distribution centers located in Monee, Illinois and Greencastle, Pennsylvania. This consolidation occurred in the second quarter of 2002. The Waynesboro facility was sold in June 2003.

     (4) The realignment of the production process at the metal bakeware manufacturing facility at Massillon, Ohio to streamline the manufacturing and converting processes.

     (5) The consolidation of certain international sales and marketing and distribution operations in Canada and the UK, which occurred at the end of 2001 and in January 2002, respectively.

     (6) The continuation of organizational redesign activities which led to significant employee headcount reductions as a result of rationalizing staff and business support functions, upgrading key capabilities and centralizing executive administrative offices in Reston, Virginia.


RESTRUCTURING CHARGES
---------------------

Restructuring details for 2001 activity are as follows (in thousands):


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
                    =============  ==============  ===================  =================  ============

Restructuring details for 2002 activity are as follows (in thousands):

                    Liability at   Restructuring                                          Liability at
                    December 31,      Expense                         Reclassifications   December 31,
                        2001            2002            Cash Paid         and Other           2002
                    -------------  --------------  -------------------  ----------------  ------------
Disposal of assets  $       2,343  $           --  $           (1,696)  $        (647)    $       --
Employee
  Termination
  costs                    13,652              --              (9,670)         (3,982)            --
Other exit costs            3,652              --                (891)         (2,761)            --
                    -------------  --------------  -------------------  ----------------  ------------
                    $      19,647  $           --  $          (12,257)  $      (7,390)    $       --
                    =============  ==============  ===================  =================  ===========

DISPOSAL OF ASSETS

As part of the restructuring initiative to close or streamline manufacturing, distribution and administrative locations, an impairment charge of $26.5 million was recorded to reflect net realizable value for fixed assets to be sold or scrapped of which approximately $15.4 million related to the closure and sale of the Martinsburg manufacturing facility. The charge represents the difference between book value and estimated fair value of the facility less costs to sell the facility. At December 31, 2001, $24.1 million of the impairment charge had either been settled through the sale of the facilities or recorded against the specific assets involved or was paid. During 2002, $1.7 million was either settled or paid, and the remaining balance reclassified to other current liabilities.

EMPLOYEE TERMINATION COSTS

As part of the restructuring initiative, the Company recorded $21.6 million related to employee termination costs. The program impacted a total of approximately 750 employees: 450 related to plant shutdowns, 75 related to distribution center consolidation and 225 related to business and staff support
function redesign.   As of December 31, 2002, all employees had been terminated.
During 2002, $9.7 million of severance payments were made. The remaining severance payments were paid through bankruptcy process or otherwise. These remaining amounts have been reclassified to current accrued liabilities on the balance sheet as of December 31, 2002. During 2002, severance payments due to employees who had left the Company prior to the bankruptcy date, were stayed under the bankruptcy proceedings. These payments were paid out under the terms of the Reorganization Plan through the reconciliation of individual claims. The difference between the severance accrual initially recorded as part of the restructure and the paid claims is estimated within the Gain on Reorganization included in the 2002 income statement.

(14) SEGMENT INFORMATION

The Company manages its business on the basis of one reportable segment - the worldwide manufacturing and marketing of consumer kitchenware products. The Company believes its operating segments have similar economic characteristics and meet the aggregation criteria of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company markets its products chiefly in the United States but also has significant business in international markets such as Canada and Asia.

In 2003, 2002, and 2001, Wal-Mart Stores, Inc., accounted for approximately 24%, 23%, and 21%, respectively, of the Company's net sales. Accounts receivable from Wal-Mart Stores, Inc. was approximately $8.4 million and $6.7 million at December 31, 2003 and 2002, respectively.

Net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold. The following geographic information is presented in accordance with SFAS No. 131 for the years ended December 31(in thousands).

                     SUCCESSOR
                      COMPANY     PREDECESSOR COMPANY
                     ----------  ----------------------
Net Sales:              2003        2002        2001
----------           ----------  ----------  ----------

United States        $  465,874  $  542,997  $  590,243
Canada                   65,548      64,797      68,641
                     ----------  ----------  ----------
     North America      531,422     607,794     658,884
Other International      77,582      77,052      86,988
                     ----------  ----------  ----------
     Total           $  609,004  $  684,846  $  745,872
                     ==========  ==========  ==========

The Company is exposed to the risk of changes in social, political, and economic conditions inherent in foreign operations and the value of its foreign assets are affected by fluctuations in foreign currency exchange rates. The following geographic information is presented in accordance with SFAS No. 131 for the years ended December 31(in thousands).

                           SUCCESSOR COMPANY
                     ----------------------------
                     DECEMBER 31,   DECEMBER 31,
Long Lived Assets:       2003           2002
------------------   -------------  -------------

United States        $     386,652  $     455,409
Canada                       3,659          3,780
                     -------------  -------------
     North America         390,311        459,189
Other International          2,949          3,809
                     -------------  -------------
     Total           $     393,260  $     462,998
                     =============  =============

(15) SUBSEQUENT EVENTS

On January 12, 2004, nine of the twelve Debtors' Chapter 11 cases were closed by the Court. The remaining three Chapter 11 cases were closed by the Court on February 12, 2004.

On January 23, 2004, limited waivers were obtained, through February 29, 2004, for the Company's non-compliance with the EBITDA covenant requirement through December 31, 2003 for both the Revolver and Term loans, which allowed the continued extension of credit for a limited period of time. On February 13, 2004, the Company obtained amendments and waivers from representatives of the Revolver and Term loan bank groups to waive certain EBITDA related year-end 2003 covenants and to revise certain covenants related to 2004 EBITDA levels, seasonal adjustments to the borrowing base calculations and certain other debt ratios.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


ITEM 9A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. The Company has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-K.

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

     Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that the design and operation of these disclosure controls and procedures were effective as of December 31, 2003 to provide reasonable assurance that material information relating to the Company would be made known to them to allow timely decisions regarding required disclosures.

(b) Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting during the period covered by this annual report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS  AND  EXECUTIVE  OFFICERS

Pursuant to the Stockholders' Agreement the new Board of Directors (collectively the "Board") of the Company assumed office on the Effective Date, and consisted of seven members, one being the Chief Executive Officer of Reorganized WKI and one selected by the Borden Entities (as defined in the Stockholders' Agreement). The remaining five directors were selected by the holders of a majority of shares of the New Common Stock issued to the holders of the Bank Loan Claims.

No family relationships exist between any executive officers of the Company. The following table sets forth information regarding the executive officers and directors of the Company.


NAME                     AGE (1)                      POSITION
-----------------------  -------  -------------------------------------------------
James A. Sharman              44  Director, President and Chief Executive Officer
Joseph W. McGarr              52  Senior Vice President and Chief Financial Officer
Alexander Lee                 43  President, OXO International
Raymond J. Kulla              57  Vice President, General Counsel and Secretary
Douglas S. Arnold             49  Vice President of Human Resources
Terry R. Peets                59  Director and Chairman of the Board
John L. Mariotti              62  Director
David R. Jessick              50  Director
C. Robert Kidder              59  Director
James R. Craigie              50  Director
William E. Redmond, Jr.       44  Director

(1)     As  of  December  31,  2003

James A. Sharman was elected President and Chief Executive Office of the Company effective October 23, 2002 upon the Effective Date he also assumed position as a Director. He had previously held the position of Senior Vice President Household Products Division & Supply Chain Management with the Company since September 2001. Prior to this appointment he held the position of Senior Vice President Supply Chain Operations since April 2001. Prior to starting with the Company, he was Chief Executive Officer of Rubicon Technology, a Chicago-based manufacturing company. Prior to that he served as Senior Vice President, Supply Chain Management of CNH Global N.V., a company created in November 1999 from the merger of Case Corporation and New Holland N.V.

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

Raymond J. Kulla was appointed Vice President, General Counsel and Secretary of the Company on November 1, 1999. Prior to that he was the Vice President, General Counsel and Secretary for General Housewares Corporation from October 1995 to September 1999.

Douglas S.Arnold was appointed, Vice President of Human Resources effective February 10, 2003. Prior to that, he was Vice-President of Human Resources for U.S.Cellular Corporation from January 1995 through September 2001.

Terry R. Peets was elected a Director of the Company in January 2003 and was elected Chairman of the Board in November 2003. He was Chairman of the Board for Bruno's Supermarkets from December 2000 to January 2003 and President and Chief Executive Officer of PIA Merchandising Co. Inc. from August 1997 to September 1999. Mr. Peets also served as Executive Vice President for Ralphs Grocery Company from February 1977 to May 1995 and Executive Vice President for Vons Grocery Company from May 1995 to April 1997. Chairman Peets is currently Vice Chairman of City of Hope, and a director of Doane Pet Care, Inc.; Pinnacle Foods, Inc.; PSC Scanning, Inc.; Ruiz Foods, Inc.; QRS Software, Inc.; and Children's Museum of Orange County.

John L. Mariotti was elected Director and Chairman of the Board in January 2003. In November 2003 he stepped down as Chairman of the Board for personal reasons and remained a Director. Since 1994, Mr. Mariotti has been the President and Chief Executive Officer of The Enterprise Group, a coalition of executives and consultants to various companies.

David R. Jessick was elected a Director of the Company in January 2003. He is the Chairman of the Board's Audit Committee and Compensation Committee. Mr. Jessick is also a consultant to Rite Aid Corporation where he served as a Senior Executive Vice President and Chief Administrative Officer from December 1999 to June 2002. He was also the Chief Financial Officer for several large retail companies including Fred Meyer, Inc. and Thrifty Payless Holdings, Inc.

C. Robert Kidder was elected a Director and Chairman of the Board of World Kitchen, Inc. in April 1998. Following the Emergence Date, Mr. Kidder remained on the Board as the Director selected by the Borden Entities. From November 2001 to March 2003, he was President of Borden Capital, Inc., a company which provided financial and strategic advice to the Borden family of companies. In January 1995, he was elected a Director, Chairman of the Board and Chief Executive Officer of Borden, Inc., and continued in these positions until March 2002. He also is currently Chairman of the Board of Borden Chemical, Inc., Electronic Data Systems Corporation and Morgan Stanley.

James R. Craigie was elected Director of the Company in January 2003. Mr. Craigie was the President and Chief Executive Officer of Spalding Sports Worldwide from December 1998 to September 2003 and an Executive Vice President and General Manager of Kraft Foods from 1994 to November 1998. He is currently a director of the Acosta Sales and marketing Company. He was previously a director of Spalding Sports Worldwide and Nielsen Media.

William E. Redmond, Jr. was elected a Director of the Company in January 2003. From December 1996 to February 2003, he was Chairman, President and Chief Executive Officer of GardenWay, Incorporated. He is also currently a director of Arch Wireless, Inc. and Gentek, Inc.

Each of Messrs Sharman, McGarr, Lee and Kulla served as executive officers, and Mr. Kidder served as a director and chairman of the Board, of the Predecessor Company prior to the filing.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

The Company has established a separate Audit Committee of the Board of Directors, comprised of three of its members: David Jessick, Robert Kidder and John Mariotti. The Company's Board of Directors has determined that Mr. Jessick qualifies as an audit committee financial expert as defined under Item 401 of Regulation S-K of the Securities Exchange Act of 1934. The Company believes that Mr. Jessick is independent, within the meaning of applicable SEC rules.

CODE OF ETHICS

The Company has adopted a code of ethics that applies to its principal executive officers, principal financial officer, principal accounting officer or controller and certain other senior financial personnel. The code of ethics is filed as Exhibit 14 to this annual report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.

The following tables and charts set forth information with respect to benefits made available, and compensation paid, by the Company during the years ended December 31, 2003, 2002 and 2001 for services by each of the chief executive officers and the four other most highly compensated executive officers whose total salary and bonus exceeded $100,000.

                                                                             Long-Term Compensation
                                                                          ---------------------------
                                      Annual Compensation                   Awards        Payouts
                               -----------------------------------------  -----------  --------------
                                                           Other Annual   Securities      Long-Term       All Other
         Name and                                 Bonus    Compensation   Underlying   Incentive Plan   Compensation
    Principal Position         Year  Salary ($)  ($) (1)        ($)       Options(2)     Payouts ($)       ($) (3)
-----------------------------  ----  ----------  --------  -------------  -----------  ---------------  -------------
JAMES A. SHARMAN               2003     534,937  468,750              --      140,000               --        10,820
President and                  2002     394,265  135,000              --           --               --         6,782
Chief Executive Officer        2001     233,910   50,000              --           --               --         3,021

JOSEPH W. MCGARR               2003     471,306  322,500              --       70,000               --        11,000
Senior Vice President and      2002     443,784  205,575              --           --               --        71,289
Chief Financial Officer        2001     285,205   50,000              --           --               --         7,643

ALEXANDER LEE                  2003     355,846  117,000              --       50,000               --         9,137
President,                     2002     333,538  222,600              --           --               --         9,000
OXO International              2001     312,500   59,000              --           --               --         2,550

RAYMOND J. KULLA               2003     285,842  152,533              --       30,000               --      71,270(4)
Vice President,                2002     275,115  108,750              --           --               --        10,837
Secretary and General Counsel  2001     250,000   10,000              --           --               --        43,523

DOUGLAS S. ARNOLD              2003     232,692   98,750              --       30,000               --        16,562
Vice President,                2002         N/A      N/A             N/A          N/A              N/A           N/A
Human Resources                2001         N/A     N/A              N/A          N/A              N/A           N/A


(1) Annual Bonus includes retention bonuses as described in employment agreements or the KERP I.
(2) Pursuant to the Plan, all options outstanding on the Effective Date to acquire shares of Old Common Stock were cancelled. The Options granted to the Named Executive Officers during the 2003 fiscal year represent options, granted under the Company's Management Stock Plan
(3) All other compensation includes moving costs, and Company contributions for defined benefit plans.
(4) The Other Compensation line for 2003 includes a payment of $56,270 to Mr. Kulla that arose from Mr. Kulla's agreement to forego receiving stock options in an amount agreed by him, as required by his agreement, dated December 12, 2002, in return for payment of 60% of a claim relating to the GHC SERP described hereafter. Mr. Kulla was formerly Vice President, General Counsel and Secretary of General Housewares Corporation, Inc.(GHC). GHC was acquired by the Company in October, 1999. As part of his compensation at GHC Mr. Kulla, along with a number of other GHC executives, participated in a Supplemental Income Retirement Plan (the "GHC SERP"). The GHC SERP benefits were frozen as of 12/31/01 and had a net present value for Mr. Kulla's remaining accrued benefit of $ 93,738 in 2002. Mr. Kulla's prior employment agreement provided that, under certain circumstances, he could terminate his employment agreement. As part of his waiver of those conditions, the Company and Mr. Kulla agreed to payment of 60% of his remaining accrued GHC SERP benefits.

EMPLOYEE AGREEMENTS WITH NAMED EXECUTIVE OFFICERS

Certain compensation, including those arrangements within employment agreements and the LTIP, is triggered by "change of control" events. Change of control is defined as a change in the beneficial ownership of more than 60% of the common stock of the Company as a result of a merger, consolidation or similar transaction or a sale of all or substantially all of the Company's assets; and the acquisition by any person (as defined in Sections 3(a)(9) and 13(d)(3) of the Securities and Exchange Act of 1934) of beneficial ownership of more than 35% of the voting securities of the Company.

James A. Sharman Employment Agreement.   The Company's employment agreement with
Mr. Sharman provides for a three year term, beginning November 25, 2002, with an automatic extension of two additional years unless written notice is given by either party at least six months prior to November 24, 2005. Mr. Sharman's agreement includes, in addition to the annual base salary, an annual bonus based on the achievement of certain operational targets; a retention bonus (which has been paid in full); agreement to permit Mr. Sharman to participate in the Stock Option Plan; enhanced severance in the event of certain early terminations; payment of up to $5.0 million in a "change of control"; and subject to certain specified conditions, a "tax gross up" payment in the event that payments to Mr. Sharman would be subject to the "golden parachute" excise taxes imposed by the Internal Revenue Code. Mr. Sharman also participates in the WKI LTIP.

Joseph W. McGarr Employment Agreement.   The Company's employment agreement with
Mr. McGarr provides for a three year term, beginning November 25, 2002, with an automatic extension of two additional years unless written notice is given by either party at least six months prior to November 24, 2005. Mr. McGarr's agreement includes, in addition to the annual base salary, an annual bonus based on the achievement of certain operational targets; a retention bonus (which has been paid in full); agreement to permit Mr. McGarr to participate in the Stock Option Plan; enhanced severance in the event of certain early terminations; payment of up to $2.0 million in a "change of control"; and subject to certain specified conditions, a "tax gross up" payment in the event that payments to Mr. McGarr would be subject to the "golden parachute" excise taxes imposed by the Internal Revenue Code. Mr. McGarr also participates in the WKI LTIP.

Alexander Lee Employment Agreement. The Company's employment agreement with Mr. Lee provides for a two year term, beginning April 15, 2003, with an automatic extension of two additional years unless written notice is given by either party at least 90 days prior to April 14, 2006. Mr. Lee's agreement includes, in addition to the annual base salary, an annual bonus based on the achievement of certain operational targets; agreement to permit Mr. Lee to participate in the Stock Option Plan; enhanced severance in the event of certain early terminations, which include acceleration of his LTIP awards and vesting under the Stock Option Plan; payment of enhanced severance in the event that there is a "change of control" with respect to the Company or a "change of control" with respect to the business Mr. Lee runs and Mr. Lee's employment agreement is not assigned to the successor or Mr. Lee does not retain his position; and, subject to certain specified conditions, a "tax gross up" payment in the event that payments to Mr. Lee would be subject to golden parachute excise taxes imposed by the Internal Revenue Code.

Raymond J. Kulla Agreement. The Company's employment agreement with Mr. Kulla provides for a three year term, beginning January 31, 2003, with an automatic extension of two additional years unless written notice is given by either party at least six months prior to January 31, 2006. The agreement includes provisions for an annual base salary, and annual bonus based on the achievement of certain operational targets, and enhanced severance benefits.

Douglas S. Arnold Agreement. The Company's employment agreement with Mr. Arnold provides for a three year term, beginning February 10, 2003, with an automatic extension of two additional years unless written notice is given by either party at least six months prior to February 10, 2006. The agreement includes provisions for an annual base salary, and annual bonus based on the achievement of certain operational targets, and enhanced severance benefits.


OPTION/SAR GRANTS IN LAST FISCAL YEAR (1)

                    Number of   Percent of Total
                   Securities       Options
                   Underlying      Granted To
                     Options       Employees      Exercise   Expiration    Grant Date
Name               Granted (3)   In Fiscal Year     Price     Date (2)     Value (3)
-----------------  -----------  ----------------  ---------  -----------  ------------

James A. Sharman       140,000              27.2  $   18.25    5/29/2013  $    382,013
Joseph W. McGarr        70,000              13.6      18.25    5/29/2013       191,007
Alexander Lee           50,000               9.7      18.25    5/29/2013       136,433
Raymond J. Kulla        30,000               5.8      18.25    5/29/2013        81,860
Douglas S. Arnold       30,000               5.8      18.25    5/29/2013        81.860

(1)  No SARs were granted in 2003 to any of the named executive officers.
(2) The options vest, or become exercisable in equal, annual, one-quarter increments commencing on the first anniversary of the grant date. Any exercisable portion of an option that is not exercised will be carried forward through the ten year term of the grant. Notwithstanding the foregoing, , the Option granted shall become immediately exercisable in full in the event of (i) a Change of Control while Optionee is an employee of the Company or any Subsidiary, (ii) a Termination Without Cause, (iii) the termination of Optionee's employment due to Disability or (iv) Optionee's death while Optionee is an employee of the Company or any Subsidiary.
(3) The values in this column represent the grant date present value of the options based upon application of the Black-Scholes option pricing model. The material assumptions and adjustments used in estimating the present value pursuant to such model are: (a) a volatility factor of 1%; (b) a dividend yield of 0%; (c) a risk-free rate of return of 4.1%; and (d) an expected option life of 4 years. The actual value an executive officer receives from a stock option is dependent on future market conditions and there can be no assurance that the value ultimately realized by the executive will not be more or less than the amount reflected in the "Grant Date Present Value" column.

                              AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                                    AND FISCAL YEAR-END OPTION VALUES

                                             Number of Securities                  Value of
                                            Underlying Unexercised           In-the-Money Options
                                          Options at Fiscal Year End          At Fiscal Year End
                                          --------------------------  -----------------------------------
                    Shares
                   Acquired
                      On        Value
Name               Exercise  Realized ($)  Exercisable  Unexercisable  Exercisable ($)  Unexercisable ($)
-----------------  --------  ------------  -----------  -------------  ---------------  -----------------
James A. Sharman         --            --           --        140,000               --                 --
Joseph W. McGarr         --            --           --         70,000               --                 --
Alexander Lee            --            --           --         50,000               --                 --
Raymond J. Kulla         --            --           --         30,000               --                 --
Douglas S. Arnold        --            --           --         30,000               --                 --


(1)     There are no SARs outstanding.

                LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

                                  Performance or     Estimated Future Payouts under
                                   Other Period       Non-Stock Price-Based Plans
                                       Until       ----------------------------------
                     Number of     Maturation or
Name                   Units           Payout      Threshold     Target     Maximum
-----------------  --------------  --------------  ----------  ----------  ----------
James A. Sharman            775.4      12/31/2005  $  387,700  $  775,400  $1,550,800
Joseph W. McGarr            192.7      12/31/2005      96,350     192,700     385,400
Alexander Lee              3880.5      12/31/2005   1,040,250   3,880,500   9,561,000
Raymond J. Kulla             86.3      12/31/2005      43,150      86,300     172,600
Douglas S. Arnold           148.3      12/31/2005      74,150     148,300     296,600

LONG TERM INCENTIVE PLANS

On May 29, 2003 the WKI Board of Directors approved a Long-Term Incentive Plan (the "LTIP"), the purpose of which is to motivate and drive behavior that builds long-term shareholder value, reinforce the achievement of specific business goals and performance measures, provide long-term incentive compensation opportunities that are competitive and reward the contribution made by employees to the creation of shareholder value.

The LTIP provides the Company the ability to award a specified number of award units of $1,000 each in value to certain key employees of the Company who are expected to make substantial contributions to the success of the ongoing business and thereby provides for stability and continuity of operations. The Award Term commenced on May 29, 2003 and will end on December 31, 2005.

Award units will be paid out in cash to plan participants in the first quarter of 2006 contingent upon achieving certain targeted financial performance goals for revenue and EBITDA in 2005. The cash payment will equal $1,000 times the eligible amount of award units earned in the Award Term and is subject to a multiplier which can either increase or decrease the award (from a maximum to minimum) based upon financial achievement against the target.

 In a "change of control" for the Company, LTIP awards would be accelerated and payable at the target level. With respect to Mr. Lee, a "change of control" for the Company results in acceleration of 100% of his LTIP awards, while a "change of control" for his business results in a material but partial acceleration of his LTIP awards at the target level.

On July 31, 2003 9,069 award units were granted to 49 key employees. Subsequently, at certain dates in August and September 2003 an additional 165 award units were granted to 4 key employees. The full award amount upon vesting at the end of 2005, if the target performance goals are met, is $9.3 million. The expense is being amortized ratably to the income statement over the period from the date of grant to the employee to the end of the Award Term assuming achievement of targeted goals in 2005. As such, $1.6 million was recorded in the year December 31, 2003.

KEY EMPLOYEE RETENTION PLAN

The Debtors filed certain motions regarding key management employment contracts, a key employee retention program ("KERP I") and related severance policy in an effort to retain employees during the bankruptcy period. KERP I and two of the management contracts were approved by the Court and resulted in the payment of $4.1 million over the course of three primary earnout dates: the Confirmation Date of the Plan (December 23, 2002), December 31, 2002 and December 31, 2003.

Accordingly, $2.1 million was earned by December 31, 2002, and paid shortly thereafter, and $2.0 million was earned by December 31, 2003, and paid shortly thereafter.

On December 17, 2003 the Board of Directors approved a Key Employee Retention Program ("KERP II"), the purpose of which is to provide certain employees who are expected to make substantial contributions during a restructuring of the Company with financial incentives contingent upon the employee's continued employment. The retention bonus will vest as follows: the first 50% on December 31, 2004 and the second 50% on July 1, 2005, with cash distributions to made as soon as practicable thereafter. The payment amount will equal the employee's salary times a specified percentage based upon tiers established within the KERP
II. Amounts paid to employees pursuant to KERP II will be deducted from amounts payable, if any, under the Company's annual bonus program. The Company's annual bonus program provides that certain employee participants may receive a percentage of their regular salary as a bonus if the company achieves certain financial goals established by the Board. The maximum amount payable under the provisions of this program is $2.8 million. At its discretion, the Compensation Committee of the Board of Directors may accelerate the vesting and payment date of all or any portion of the Retention Bonuses for one or more participants based upon its evaluation of the Company's achievement of key financial restructuring milestones.

In addition to this benefit, participants will be eligible to receive enhanced severance benefits under certain conditions, of either six or twelve months base salary plus continuation of medical and dental benefits, depending upon the tier that the employee has been placed.

PENSION PLAN

Prior to December 31, 2002, certain of the Company's employees were eligible to participate in various non-qualified supplemental pension plans or agreements (collectively, the "Supplemental Pension Plans"), pursuant to which the Company agreed to pay to certain executives amounts approximately equal to the difference between the benefits provided for under the WKI pension plan (or a predecessor thereof) and benefits which would have been provided notwithstanding the limitations on benefits which may be provided under tax-qualified plans, as
set forth in the Internal Revenue Code.   These benefits were frozen effective
April 4, 2002 and the Supplemental Pension Plan was terminated upon the Company's emergence from Chapter 11, giving rise to unsecured claims against the Company by the participants in the Supplemental Pension Plan. Certain named executives have been awarded a special retention opportunity bonus to replace benefits forfeited and or waived by such individuals under the Supplemental
Pension Plans.   On the Confirmation Date these individuals received a lump-sum payment ranging from 16% to 40% of their salary (and ranging from 50% to 100% of their forfeited/waived benefit). The total cost to Reorganized WKI of the Special Retention Opportunity, if earned in full by each employee covered, is expected to be approximately $180,000.

COMPENSATION OF MEMBERS OF BOARD

Each non-employee director receives an annual retainer of $25,000. The Chairman of the Board and the Chairman of the Audit Committee each receives an additional annual retainer of $15,000. All retainers are paid quarterly. Each non-employee director receives $3,000 for each in-person Board meeting, $3,000 for each telephonic Board meeting lasting more than two hours, $1000 for each Board Committee Meeting and $1,000 for each other telephonic Board meeting. All
meeting fees are paid at or near each meeting date.   Members of the Board also
receive reimbursement for traveling costs and other out-of pocket expenses incurred in attending Board and Board Committee meetings or other meetings on behalf of the Company.

The new Board assumed office on January 31, 2003. From January 31, 2003 to March 31, 2003, certain Directors received compensation of $300 per hour based on time spent to gain knowledge about the Company.

On May 29, 2003 the Chairman of the Board, at that time, received 32,316 options and each other non-employee director received 12,926 options under the Management Stock Plan. The options were issued at a price of $18.25 a share and vest ratably over four years (which may be accelerated under certain conditions) and expire 10 years from the Grant Date. On November 26, 2003, the Company announced a change in the Chairman of the Board. On that date, 18,296 options were cancelled for the previous Chairman of the Board and 19,390 options were granted to the new Chairman of the Board. The shares granted on November 26, 2003 were issued at a price of $18.25 a share and vest ratably over four years (which may be accelerated under certain conditions) and expire November 26, 2013. None of the options were exercisable at December 31, 2003.

COMPENSATION COMMITTEE

The Compensation Committee of the Board of Directors of the Company currently includes Mr. David R. Jessick (Chair), Mr. James Craigie and Mr. William E. Redmond, Jr. In 2003, the Compensation Committee reviewed the key compensation programs in light of the Company's emergence from Chapter 11 bankruptcy protection and the requirements for the Company to retain key talent and successfully implement its near and long term goals. The Compensation Committee negotiated amendments to, or new, employment agreements with various senior executives, implemented the LTIP program, implemented the KERP II and implemented changes to various other compensation and benefits policies and guidelines. The long term incentive and retention programs were put in place to enable the Company to remain competitive in the marketplace. In general, the Compensation Committee strives to pay and incent for performance by placing its plans and programs in the middle of the range for companies of a similar size and composition.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Under rules issued by the SEC, a beneficial owner of a security includes any person who directly or indirectly has shares voting power and/or investment power with respect to such security or has the right to obtain such voting power and/or investment power within 60 days. Except as otherwise noted, each beneficial owner identified in the tables below has sole voting power and investment power with respect to the shares beneficially owned by such person.

The following table sets forth information with respect to the beneficial ownership of the Company's New Common Stock as of March 24, 2004 by each person who is known by the Company to beneficially own more than 5% of the Company's New Common Stock. Certain shareholders of the Company are funds or hold a nominee name and the Company may not be aware of the beneficial owners of these shareholders. There are no shares owned by a director or executive officer of the Company. While the directors and certain officers of the Company do hold options to purchase shares, none would hold more than 5% of the Company's New Common Stock if his or her options were fully exercised.


                                         BENEFICIAL   PERCENT
NAME AND ADDRESS OF BENEFICIAL OWNER      OWNERSHIP   OF CLASS
---------------------------------------  -----------  --------


OCM Administrative Services II LLC . . .   1,203,706    20.9%
c/o Oak Tree Capital Management
333 S. Grand Avenue, FL 28
Los Angeles, CA  90071


KKR Associates, L.P. . . . . . . . . . .     910,167    15.8
c/o Kohlberg Kravis Roberts & Co., L.P.
9 West 57th Street
New York, New York  10019

JP Morgan Chase Bank . . . . . . . . . .     686,509    11.9
4 New York Plaza
New York, New York 10001

CitiCorp USA Inc.  . . . . . . . . . . .     350,408     6.1
599 Lexington Avenue
New York, New York 10043

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Interest Expense and Debt Issuance Fees

Upon emergence from bankruptcy, certain creditors of the Predecessor Company became beneficial owners of the Successor Company. Certain shareholders of the Company are funds or hold a nominee name and the Company may not be aware of the beneficial owners of these shareholders. During the year ended December 31, 2003, the Company recorded $14.2 million and paid $9.2 million in interest expense. In addition, during 2003 the Company paid $1.4 million in debt issuance fees and $0.2 million monthly banking and letter of credit fees to JP Morgan Chase Bank.

                                     Interest
                                      Expense   Interest Paid
                                     ---------  --------------
                                         ($in thousands)
OCM Administrative Services II LLC   $   7,604          4,879
KKR Associates, L.P.                     1,544            994
JP Morgan Chase Bank                     3,155          2,164
CitiCorp USA Inc.                        1,880          1,205

In addition, on August 6, 2003, the Company entered into interest rate swaps with JP Morgan Chase Bank. These interest rate swaps have a combined notional amount of $145 million, which expire on March 31, 2008, and convert variable rate interest to an average fixed rate of 3.9% over the terms of the swap agreements. As of December 31, 2003, these swaps had a combined fair value of $(3.9) million, which is included in other comprehensive income and other long-term liabilities on the consolidated balance sheet. During 2003, the Company recorded approximately $0.06 million in interest expense to JP Morgan Chase Bank relating to these swaps and paid this balance in January 2004.

See Note 8 of the Consolidated Financial Statements for further information on the Company's debt agreements.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Principal Accounting Firm Fees

The following table summarizes the aggregate fees billed to the Company for the fiscal years ended December 31, 2003, and 2002 by the Company's principal accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the "Deloitte Entities"):

                                            FISCAL YEAR ENDED ($IN THOUSANDS)
                                          -------------------------------------
                                                     2003                  2002
                                          ---------------  --------------------
Audit fees (a)                            $           921  $                874
Audit-related fees (b)                                126                   300
                                          ---------------  --------------------
     Total audit and audit related fees             1,047                 1,174
Tax fees (c)                                        2,698                 1,734
Other (d)                                              --                   164
                                          ---------------  --------------------
     Total Fees                           $         3,745  $              3,072
                                          ===============  ====================

(a) Fees for audit services billed in 2003 and 2002 consisted of audits of the Company's consolidated annual financial statements and reviews of the Company's quarterly financial statements.
(b) Fees for audit related services consisted of bankruptcy services and other audit related services.
     1) Fees for bankruptcy-related audit services totaled $0.1 million and $0.2 million in 2003 and 2002, respectively.
     2) Fees for other audit related services totaled $0.1 million for employee benefit plan audits in 2003 and 2002.
(c) Fees for tax services billed in 2003 and 2002 consisted of tax compliance, tax planning and advice and bankruptcy services.
     1) Fees for tax compliances services and tax planning and advise totaled $1.5 million and $1.0 million in 2003 and 2002, respectively.
     2) Fees for bankruptcy-related tax services totaled $1.2 million and $0.7 million in 2003 and 2002, respectively.
(d) Other fees in 2002 consisted of internal audit consulting services performed at the beginning of 2002 which is now being performed internally.

Pre-Approval Policy

The services performed by the Deloitte Entities in 2003 were pre-approved by the Audit Committee. It is the Company's policy to require that all fees of any nature paid to the independent auditor must be pre-approved by the Audit Committee. Approvals for interim requests have been delegated to the Chairman of the Audit Committee. In certain cases, a de minimis provision applies, which allows the Chief Financial Officer the ability to obtain retroactive approval for permissible non-audit services where the engagement was not contemplated in the original Audit Committee request and the Company is in need of immediate assistance from the independent auditor when time is of the essence. Updates to requested fees are routinely shared with the Audit Committee at regularly schedule meetings. A written policy was adopted by the Audit Committee in its March 2004 meeting.

The majority of the services provided by the independent auditor in 2003 were pre-approved by the Audit Committee in its July 2003 meeting. Certain non-contemplated or additional work was approved at various times later in the year on an interim basis by the Chairman of the Audit Committee, with final approval at a later date by the full Audit Committee. These approval procedures did not apply for the billable fees for 2002.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

A.   Documents filed as part of the report:

     (1)  Financial Statements
               All financial statements of the registrant are set forth under
               Item 8, Financial Statements and Supplementary Data of this Report on Form 10-K.

     (2)  Financial Statement Schedules
               Schedule II Valuation accounts and reserves.

     (3)  Exhibits


   No.     Title
---------  -----------------------------------------------------------------------------------------------

      2.1  Second Amended Joint Plan of Reorganization of World Kitchen, Inc., its Parent Corporation
           and its Subsidiary Debtors dated November 15, 2002 (incorporated by reference to Exhibit
           99.T3F to Application for Qualification of Indenture under the Trust Indenture Act of 1939 on Form T-3 filed November 21, 2002). (1)

      2.2  Modifications, dated December 23, 2002, to Second Amended Joint Plan of Reorganization
           of World Kitchen, Inc., its Parent Corporation and its Subsidiary Debtors dated November 15,
           2002. (1)

      2.3  United States Bankruptcy Court of the Northern District of Illinois Eastern Division Order,
           dated November 25, 2002, (A) authorizing the assumption of certain executory contracts with
           Corning Incorporated and (B) Approving Related Agreement relating to the assumption and modification of Exhibits 2.4 to 2.5. (1)

      2.4  Recapitalization Agreement dates as of March 2, 1998, among Corning Consumer Products
           Company, Coring Incorporated, Borden, Inc. and CCPC Acquisition Corp. (1)

      2.5  Amendment to the Recapitalization Agreement dated March 31, 1998 between the Company and Corning. (1)

    3.1.1  Amended and Restated Certificate of Incorporation of WKI Holding Company, Inc. (1)

    3.1.2  Amended and Restated Certificate of Incorporation of World Kitchen, Inc. (1)

    3.1.3  Certificate of Formation of EKCO Group, LLC. (1)

    3.1.4  Amended and Restated Certificate of Incorporation of EKCO Housewares, Inc. (1)

    3.1.5  Amended and Restated Certificate of Incorporation of EKCO Manufacturing of Ohio, Inc. (1)

    3.1.6  Certificate of Formation of WKI Latin America Holding, LLC. (1)

    3.1.7  Certificate of Formation of World Kitchen (GHC), LLC. (1)

    3.2.1  Amended and Restated Bylaws of WKI Holding Company, Inc. (1)


    3.2.2  Amended and Restated Bylaws of World Kitchen, Inc. (1)

    3.2.3  Limited Liability Company Agreement of EKCO Group, LLC. (1)

    3.2.4  Amended and Restated Bylaws of EKCO Housewares, Inc. (1)

    3.2.5  Amended and Restated Bylaws of EKCO Manufacturing of Ohio, Inc. (1)

    3.2.6  Limited Liability Company Agreement of WKI Latin America Holding, LLC. (1)

    3.2.7  Limited Liability Company Agreement of World Kitchen (GHC), LLC. (1)

      4.1  Stockholders' Agreement, dated as of January 31, 2003, by and among WKI Holding
           Company, Inc., the Senior Lenders, the Subordinated Lenders, the Borden Entities party thereto, the Management Members party thereto and the New Directors party thereto. (1)

      4.2  Indenture, dated as of January 31, 2003, among WKI Holding Company, Inc., the Subsidiary
           Guarantors party thereto, and U.S. Bank National Association, as trustee, relating to 12%
           Senior Subordinated Notes due 2010. (1)

    10.1+  Employment Agreement, dated January 28, 2003, between WKI Holding Company, Inc. and
           James A Sharman. (1)

   10.1a+  Amendment to Employment Agreement, dated April 16, 2003, between WKI Holding
           Company, Inc. and James A. Sharman. (1)

    10.2+  Employment Agreement, dated January 30, 2003, between WKI Holding Company, Inc. and
           Joseph W. McGarr. (1)

   10.2a+  Amendment to Employment Agreement, dated April 16, 2003, between WKI Holding
           Company, Inc. and Joseph W. McGarr. (1)

    10.3+  Employment Agreement, dated October 14, 1999, between WKI Holding Company, Inc. and
           Alexander Lee. (1)

    10.4+  Modification Agreement, dated September 30, 2002, between WKI Holding Company, Inc.
           and Alexander Lee. (1)

    10.5+  Amendment to Employment Agreement, dated January 29, 2003, between WKI Holding
           Company, Inc. and Alexander Lee. (1)

    10.6+  Employment Agreement, dated January 28, 2003, between WKI Holding Company, Inc. and
           Raymond J. Kulla. (1)

   10.6a+  Amendment to Employment Agreement, dated April 16, 2003, between WKI Holding
           Company, Inc. and Raymond J. Kulla. (1)

    10.7+  WKI Holding Company, Inc. Stock Option Plan (1)

    10.8+  WKI Holding Company, Inc. Key Employee Retention Plan (1)


     10.9  Agreement, dated as of January 30, 2003, among WKI Holding Company, Inc., BW
           Holdings, LLC and the Pension Benefit Guaranty Corporation. (1)

    10.10  Release and Indemnification Agreement, dated as of January 31, 2003, among WKI Holding
           Company, Inc., its subsidiaries, and the KKR Entities party thereto (1)

    10.11  Tax Matters Agreement, dated as of January 31, 2003, between WKI Holding Company, Inc.
           and CCPC Acquisition Corp. (1)

    10.12  Revolving Credit Agreement, dated as of January 31, 2003, among WKI Holding Company,
           Inc., JPMorgan Chase Bank, as administrative agent and collateral agent, J.P. Morgan
           Securities Inc., as arranger, and the lenders party thereto. (1)

    10.13  Term Loan Credit Agreement, dated as of January 31, 2003, among WKI Holding Company,
           Inc., JPMorgan Chase Bank, as administrative agent and collateral agent, J.P. Morgan
           Securities Inc., as arranger, and the lenders party thereto. (1)

    10.14  Guarantee and Collateral Agreement, dated as of January 31, 2003, among WKI Holding
           Company, Inc., JPMorgan Chase Bank, as collateral agent, and the Subsidiary Parties identified therein. (1)

    10.15  Sublease, dated June 21, 2001, between Rolls-Royce North America Inc. and WKI Holding
           Company, Inc. (incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed on March 28, 2002). (1)

    10.16  Sublease Modification Agreement between Rolls-Royce North America Inc. and WKI
           Holding Company, Inc. (1)

    10.17  Amendment to the Revolving Credit Agreement dated as of June 30, 2003 among WKI
           Holding Company, Inc., JPMorgan Chase Bank, as administrative agent and collateral agent,
           J.P. Morgan Securities Inc., as arranger, and the lenders party thereto. (Incorporated by reference to exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended June 29,
           2003)

10.18(a)+  WKI Holding Company, Inc. Long-Term Incentive Plan (Incorporated by reference to exhibit
           10.2(a) to the Quarterly Report on Form 10-Q for the period ended June 29, 2003)

10.18(b)+  WKI Holding Company, Inc. Long-Term Incentive Plan Guidelines for May 29, 2003
           through December 31, 2005 Award Term (OXO Guidelines) (Incorporated by reference to exhibit 10.2(b) to the Quarterly Report on Form 10-Q for the period ended June 29, 2003)

10.19(c)+  WKI Holding Company, Inc. Long-Term Incentive Plan Guidelines for May 29, 2003
           through December 31, 2005 Award Term (WKI Guidelines) (Incorporated by reference to exhibit 10.2(c) to the Quarterly Report on Form 10-Q for the period ended June 29, 2003)

   10.20+  Employment Agreement, dated June 18, 2003, between WKI Holding Company, Inc. and
           Douglas S. Arnold (Incorporated by reference to exhibit 10.3 to the Quarterly Report on
           Form 10-Q for the period ended June 29, 2003)

   10.21+  Employment Agreement, dated July 31, 2003, between WKI Holding Company, Inc. and
           Alexander Lee (Incorporated by reference to exhibit 10.4 to the Quarterly Report on Form
           10-Q for the period ended June 29, 2003)


   10.22+  Amended and Restated Employment Agreement, dated July 31, 2003, between WKI Holding
           Company, Inc. and James A. Sharman (Incorporated by reference to exhibit 10.5 to the
           Quarterly Report on Form 10-Q for the period ended June 29, 2003)

   10.23+  Amended and Restated Employment Agreement, dated July 31, 2003, between WKI Holding
           Company, Inc. and Joseph W. McGarr (Incorporated by reference to exhibit 10.6 to the
           Quarterly Report on Form 10-Q for the period ended June 29, 2003)

   10.24+  Amended and Restated Employment Agreement, dated July 31, 2003, between WKI Holding
           Company, Inc. and Raymond J. Kulla (Incorporated by reference to exhibit 10.1 the Quarterly
           Report on Form 10-Q for the period ended September 29, 2003)

   10.25+  Amended and Restated Employment Agreement, dated July 31, 2003, between WKI Holding
           Company, Inc. and Douglas S. Arnold (Incorporated by reference to exhibit 10.2 the
           Quarterly Report on Form 10-Q for the period ended September 29, 2003)

   10.26*  Second Amendment and Waiver to the Revolving Credit Agreement dated as of
           February 13, 2004 among WKI Holding Company, Inc., JPMorgan Chase Bank, as administrative agent and collateral agent, J.P. Morgan Securities Inc., as arranger, and the lenders party thereto.

   10.27*  Amendment and Waiver to the Credit Agreement (Term Loan) dated as of February
           13, 2004 among WKI Holding Company, Inc., JPMorgan Chase Bank, as administrative agent and collateral agent, J.P. Morgan Securities Inc., as arranger, and the lenders party thereto.

   10.28*  WKI Holding Company, Inc. Key Employee Retention Program II effective January 1, 2004

      14*  Code of Ethics

     14a*  Code of Ethics Addendum

      21*  Subsidiaries of the Registrant

    31.1*  Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley
           Act of 2002.

    31.2*  Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley
           Act of 2002

B. Reports on Form 8-K

      None


____________________________

*    Filed herewith
+    Management contract or compensatory plan arrangement
(1) Incorporated by reference to the corresponding exhibit number to the Quarterly Report on Form 10-Q for the period ended March 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          WKI HOLDING COMPANY, INC.


By      /s/ James A. Sharman         President and                March 24, 2004
        --------------------------   Chief Executive Officer,
           (James A. Sharman)        Director


By     /s/ Joseph W. McGarr          Chief Financial Officer      March 24, 2004
      ---------------------------
          (Joseph W. McGarr)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                        Capacity                   Date
          ---------                        --------                   ----

By    /s/ Terry R. Peets           Director and Chairman of the   March 24, 2004
      ---------------------------  Board
         (Terry R. Peets)



By    /s/ John L. Mariotti         Director                       March 24, 2004
      ---------------------------
         (John L. Mariotti)


By    /s/ David R. Jessick         Director                       March 24, 2004
      ---------------------------
         (David R. Jessick)


By    /s/ C. Robert Kidder         Director                       March 24, 2004
      ---------------------------
         (C. Robert Kidder)


By    /s/ James R. Craigie         Director                       March 24, 2004
      ---------------------------
         (James R. Craigie)


By    /s/ William E. Redmond, Jr.  Director                       March 24, 2004
      ---------------------------
         (William E. Redmond, Jr.)


                                  EXHIBIT INDEX


No.        Title
---------  -----

      2.1  Second Amended Joint Plan of Reorganization of World Kitchen, Inc., its Parent Corporation
           and its Subsidiary Debtors dated November 15, 2002 (incorporated by reference to Exhibit
           99.T3F to Application for Qualification of Indenture under the Trust Indenture Act of 1939 on Form T-3 filed November 21, 2002). (1)

      2.2  Modifications, dated December 23, 2002, to Second Amended Joint Plan of Reorganization
           of World Kitchen, Inc., its Parent Corporation and its Subsidiary Debtors dated November 15,
           2002. (1)

      2.3  United States Bankruptcy Court of the Northern District of Illinois Eastern Division Order,
           dated November 25, 2002, (A) authorizing the assumption of certain executory contracts with
           Corning Incorporated and (B) Approving Related Agreement relating to the assumption and modification of Exhibits 2.4 to 2.5. (1)

      2.4  Recapitalization Agreement dates as of March 2, 1998, among Corning Consumer Products
           Company, Coring Incorporated, Borden, Inc. and CCPC Acquisition Corp. (1)

      2.5  Amendment to the Recapitalization Agreement dated March 31, 1998 between the Company and Corning. (1)

    3.1.1  Amended and Restated Certificate of Incorporation of WKI Holding Company, Inc. (1)

    3.1.2  Amended and Restated Certificate of Incorporation of World Kitchen, Inc. (1)

    3.1.3  Certificate of Formation of EKCO Group, LLC. (1)

    3.1.4  Amended and Restated Certificate of Incorporation of EKCO Housewares, Inc. (1)

    3.1.5  Amended and Restated Certificate of Incorporation of EKCO Manufacturing of Ohio, Inc. (1)

    3.1.6  Certificate of Formation of WKI Latin America Holding, LLC. (1)

    3.1.7  Certificate of Formation of World Kitchen (GHC), LLC. (1)

    3.2.1  Amended and Restated Bylaws of WKI Holding Company, Inc. (1)

    3.2.2  Amended and Restated Bylaws of World Kitchen, Inc. (1)

    3.2.3  Limited Liability Company Agreement of EKCO Group, LLC. (1)

    3.2.4  Amended and Restated Bylaws of EKCO Housewares, Inc. (1)

    3.2.5  Amended and Restated Bylaws of EKCO Manufacturing of Ohio, Inc. (1)

    3.2.6  Limited Liability Company Agreement of WKI Latin America Holding, LLC. (1)

    3.2.7  Limited Liability Company Agreement of World Kitchen (GHC), LLC. (1)


      4.1  Stockholders' Agreement, dated as of January 31, 2003, by and among WKI Holding
           Company, Inc., the Senior Lenders, the Subordinated Lenders, the Borden Entities party thereto, the Management Members party thereto and the New Directors party thereto. (1)

      4.2  Indenture, dated as of January 31, 2003, among WKI Holding Company, Inc., the Subsidiary
           Guarantors party thereto, and U.S. Bank National Association, as trustee, relating to 12%
           Senior Subordinated Notes due 2010. (1)

    10.1+  Employment Agreement, dated January 28, 2003, between WKI Holding Company, Inc. and
           James A Sharman. (1)

   10.1a+  Amendment to Employment Agreement, dated April 16, 2003, between WKI Holding
           Company, Inc. and James A. Sharman. (1)

    10.2+  Employment Agreement, dated January 30, 2003, between WKI Holding Company, Inc. and
           Joseph W. McGarr. (1)

   10.2a+  Amendment to Employment Agreement, dated April 16, 2003, between WKI Holding
           Company, Inc. and Joseph W. McGarr. (1)

    10.3+  Employment Agreement, dated October 14, 1999, between WKI Holding Company, Inc. and
           Alexander Lee. (1)

    10.4+  Modification Agreement, dated September 30, 2002, between WKI Holding Company, Inc.
           and Alexander Lee. (1)

    10.5+  Amendment to Employment Agreement, dated January 29, 2003, between WKI Holding
           Company, Inc. and Alexander Lee. (1)

    10.6+  Employment Agreement, dated January 28, 2003, between WKI Holding Company, Inc. and
           Raymond J. Kulla. (1)

   10.6a+  Amendment to Employment Agreement, dated April 16, 2003, between WKI Holding
           Company, Inc. and Raymond J. Kulla. (1)

    10.7+  WKI Holding Company, Inc. Stock Option Plan (1)

    10.8+  WKI Holding Company, Inc. Key Employee Retention Plan (1)

     10.9  Agreement, dated as of January 30, 2003, among WKI Holding Company, Inc., BW
           Holdings, LLC and the Pension Benefit Guaranty Corporation. (1)

    10.10  Release and Indemnification Agreement, dated as of January 31, 2003, among WKI Holding
           Company, Inc., its subsidiaries, and the KKR Entities party thereto (1)

    10.11  Tax Matters Agreement, dated as of January 31, 2003, between WKI Holding Company, Inc.
           and CCPC Acquisition Corp. (1)

    10.12  Revolving Credit Agreement, dated as of January 31, 2003, among WKI Holding Company,
           Inc., JPMorgan Chase Bank, as administrative agent and collateral agent, J.P. Morgan
           Securities Inc., as arranger, and the lenders party thereto. (1)


    10.13  Term Loan Credit Agreement, dated as of January 31, 2003, among WKI Holding Company,
           Inc., JPMorgan Chase Bank, as administrative agent and collateral agent, J.P. Morgan
           Securities Inc., as arranger, and the lenders party thereto. (1)

    10.14  Guarantee and Collateral Agreement, dated as of January 31, 2003, among WKI Holding
           Company, Inc., JPMorgan Chase Bank, as collateral agent, and the Subsidiary Parties identified therein. (1)

    10.15  Sublease, dated June 21, 2001, between Rolls-Royce North America Inc. and WKI Holding
           Company, Inc. (incorporated by reference to Exhibit 10.25 to Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed on March 28, 2002). (1)

    10.16  Sublease Modification Agreement between Rolls-Royce North America Inc. and WKI
           Holding Company, Inc. (1)

    10.17  Amendment to the Revolving Credit Agreement dated as of June 30, 2003 among WKI
           Holding Company, Inc., JPMorgan Chase Bank, as administrative agent and collateral agent,
           J.P. Morgan Securities Inc., as arranger, and the lenders party thereto. (Incorporated by reference to exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended June 29,
           2003)

10.18(a)+  WKI Holding Company, Inc. Long-Term Incentive Plan (Incorporated by reference to exhibit
           10.2(a) to the Quarterly Report on Form 10-Q for the period ended June 29, 2003)

10.18(b)+  WKI Holding Company, Inc. Long-Term Incentive Plan Guidelines for May 29, 2003
           through December 31, 2005 Award Term (OXO Guidelines) (Incorporated by reference to exhibit 10.2(b) to the Quarterly Report on Form 10-Q for the period ended June 29, 2003)

10.19(c)+  WKI Holding Company, Inc. Long-Term Incentive Plan Guidelines for May 29, 2003
           through December 31, 2005 Award Term (WKI Guidelines) (Incorporated by reference to exhibit 10.2(c) to the Quarterly Report on Form 10-Q for the period ended June 29, 2003)

   10.20+  Employment Agreement, dated June 18, 2003, between WKI Holding Company, Inc. and
           Douglas S. Arnold (Incorporated by reference to exhibit 10.3 to the Quarterly Report on
           Form 10-Q for the period ended June 29, 2003)

   10.21+  Employment Agreement, dated July 31, 2003, between WKI Holding Company, Inc. and
           Alexander Lee (Incorporated by reference to exhibit 10.4 to the Quarterly Report on Form
           10-Q for the period ended June 29, 2003)

   10.22+  Amended and Restated Employment Agreement, dated July 31, 2003, between WKI Holding
           Company, Inc. and James A. Sharman (Incorporated by reference to exhibit 10.5 to the
           Quarterly Report on Form 10-Q for the period ended June 29, 2003)

   10.23+  Amended and Restated Employment Agreement, dated July 31, 2003, between WKI Holding
           Company, Inc. and Joseph W. McGarr (Incorporated by reference to exhibit 10.6 to the
           Quarterly Report on Form 10-Q for the period ended June 29, 2003)

   10.24+  Amended and Restated Employment Agreement, dated July 31, 2003, between WKI Holding
           Company, Inc. and Raymond J. Kulla (Incorporated by reference to exhibit 10.1 the Quarterly
           Report on Form 10-Q for the period ended September 29, 2003)


   10.25+  Amended and Restated Employment Agreement, dated July 31, 2003, between WKI Holding
           Company, Inc. and Douglas S. Arnold (Incorporated by reference to exhibit 10.2 the
           Quarterly Report on Form 10-Q for the period ended September 29, 2003)

   10.26*  Second Amendment and Waiver to the Revolving Credit Agreement dated as of
           February 13, 2004 among WKI Holding Company, Inc., JPMorgan Chase Bank, as administrative agent and collateral agent, J.P. Morgan Securities Inc., as arranger, and the lenders party thereto.

   10.27*  Amendment and Waiver to the Credit Agreement (Term Loan) dated as of February
           13, 2004 among WKI Holding Company, Inc., JPMorgan Chase Bank, as administrative agent and collateral agent, J.P. Morgan Securities Inc., as arranger, and the lenders party thereto.

   10.28*  WKI Holding Company, Inc. Key Employee Retention Program II effective January 1, 2004

      14*  Code of Ethics

     14a*  Code of Ethics Addendum

      21*  Subsidiaries of the Registrant

    31.1*  Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley
           Act of 2002.

    31.2*  Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley
           Act of 2002

____________________________

*  Filed herewith
+  Management contract or compensatory plan arrangement
(1) Incorporated by reference to the corresponding exhibit number to the Quarterly Report on Form 10-Q for the period ended March 30, 2003.

SCHEDULE II

                                    WKI HOLDING COMPANY, INC.
                                 VALUATION ACCOUNTS AND RESERVES
                                         (IN THOUSANDS)


                                              BALANCE AT                             BALANCE AT
YEAR ENDED DECEMBER 31, 2003                   12/31/02    ADDITIONS    DEDUCTIONS    12/31/03
--------------------------------------------  -----------  ----------  ------------  -----------

Doubtful accounts and other sales allowances  $    10,932  $   30,527  $   (33,859)  $     7,600
Inventory reserves                                  9,818       3,162       (5,745)        7,235
Deferred tax assets valuation allowance. . .      244,914      28,132      (51,259)      221,787


                                              BALANCE AT                             BALANCE AT
YEAR ENDED DECEMBER 31, 2002                   12/31/01    ADDITIONS   DEDUCTIONS     12/31/02
--------------------------------------------  -----------  ----------  ------------  -----------

Doubtful accounts and other sales allowances  $    25,346  $   49,604  $   (64,018)  $    10,932
Inventory reserves                                 13,482       7,750      (11,414)        9,818
Deferred tax assets valuation allowance. . .      234,568      65,995      (55,739)      244,914


                                              BALANCE AT                             BALANCE AT
YEAR ENDED DECEMBER 31, 2001                   12/31/00    ADDITIONS   DEDUCTIONS     12/31/01
--------------------------------------------  -----------  ----------  ------------  -----------

Doubtful accounts and other sales allowances  $    25,567  $   71,272  $   (71,493)  $    25,346
Inventory reserves                                 33,227      75,928      (95,673)       13,482
Deferred tax assets valuation allowance. . .      175,582      59,076           --       234,658