Form 10-Q
period 2004-03-28
WKI HOLDING CO INC
filed 2004-05-05
CIK 1063574

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended        March 28, 2004
                               -----------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to____________

                        Commission file number 022-28646

                            WKI HOLDING COMPANY, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                         16-1403318
     ---------------------                           -------------------------
(State or other jurisdiction of                          (I.R.S .Employer
 incorporation or organization)                         Identification No.)

                11911 FREEDOM DRIVE, SUITE 600, RESTON, VA  20190
                -------------------------------------------------
               (Address of principal executive offices)(Zip Code)

        Registrant's telephone number, including area code:  703-456-4700

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

Number of shares of $0.01 par value common stock outstanding as of May 3, 2004:
5,752,184 shares

                            WKI HOLDING COMPANY, INC.

                                      INDEX

                                                                            Page

PART I.     FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements:

              Unaudited Consolidated Statements of Operations for the quarter ended March 28, 2004 and for the quarter ended March 30, 2003  3

              Consolidated Balance Sheets at March 28, 2004 (unaudited) and
                December 31, 2003                                              4

              Unaudited Consolidated Statements of Cash Flows for the quarter ended March 28, 2004 and for the quarter ended March 30, 2003  5

              Notes to Consolidated Financial Statements                       6

  Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                           15

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk         22

  Item 4.  Controls and Procedures                                            23

PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings                                                  24

  Item 2.  Changes in Securities and Use of Proceeds                          25

  Item 3.  Defaults Upon Senior Securities                                    25

  Item 4.  Submission of Matters to a Vote of Security Holders                25

  Item 5.  Other Information                                                  25

  Item 6.  Exhibits and Reports on Form 8-K                                   25

Signatures                                                                    27

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            WKI HOLDING COMPANY, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (In thousands, except share and per share amounts)

                                                 FOR THE QUARTER   FOR THE QUARTER
                                                      ENDED             ENDED
                                                 MARCH 28, 2004    MARCH 30, 2003
                                                ----------------  ----------------
Net sales                                       $       126,223   $       128,585
Cost of sales                                            89,281            95,247
                                                ----------------  ----------------
  Gross profit                                           36,942            33,338

Selling, general and administrative expenses             35,384            37,904
Other expense, net                                        2,262               128
                                                ----------------  ----------------

  Operating loss                                           (704)           (4,694)
Interest expense, net                                     6,562             8,458
                                                ----------------  ----------------

  Loss before income taxes and minority interest         (7,266)          (13,152)
Income tax expense                                          694             1,347
                                                ----------------  ----------------

  Loss before minority interest                          (7,960)          (14,499)
Minority interest in earnings of subsidiary                 (23)              (39)
                                                ----------------  ----------------

  Net loss                                      $        (7,983)  $       (14,538)
                                                ================  ================

Basic and diluted loss per common share         $         (1.39)  $         (2.53)
                                                ================  ================

Weighted average number of common
  shares outstanding during the period                5,752,184         5,752,179
                                                ================  ================


        The accompanying notes are an integral part of these statements.


                            WKI HOLDING COMPANY, INC.
                          CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)


                                                                (UNAUDITED)
ASSETS                                                         MARCH 28, 2004    DECEMBER 31, 2003
                                                              ----------------  -------------------
Current Assets
  Cash and cash equivalents                                   $         4,509   $           10,343
  Accounts receivable (less allowances of $6,771 and $7,600
    in 2004 and 2003, respectively)                                    70,961               75,668
  Inventories, net                                                    137,678              129,861
  Prepaid expenses and other current assets                            13,384               12,854
                                                              ----------------  -------------------
       Total current assets                                           226,532              228,726

Other assets                                                           32,889               33,601
Property, plant and equipment, net                                     99,986              103,924
Other intangible assets, net                                          112,953              114,739
Goodwill                                                              146,592              146,592
                                                              ----------------  -------------------
TOTAL ASSETS                                                  $       618,952   $          627,582

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                            $        31,525   $           30,083
  Current portion of long-term debt                                     2,461                2,491
  Other current liabilities                                            57,246               68,629
                                                              ----------------  -------------------
     Total current liabilities                                         91,232              101,203

Long-term debt                                                        374,399              362,399
Pension and post-employment benefit obligations                        84,483               86,189
Other long-term liabilities                                            13,275               10,388
                                                              ----------------  -------------------
      Total liabilities                                               563,389              560,179
                                                              ----------------  -------------------

Minority interest in subsidiary                                         1,603                1,580
                                                              ----------------  -------------------

STOCKHOLDERS' EQUITY
Common stock - $0.01 par value; 15,000,000 shares
  authorized; 5,752,184 shares issued and outstanding                      58                   58
Additional paid-in capital                                            132,243              132,243
Accumulated deficit                                                   (67,640)             (59,657)
Accumulated other comprehensive loss                                  (10,701)              (6,821)
                                                              ----------------  -------------------
    Total stockholders' equity                                         53,960               65,823
                                                              ----------------  -------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $       618,952   $          627,582
                                                              ================  ===================


        The accompanying notes are an integral part of these statements.


                            WKI HOLDING COMPANY, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                  FOR THE QUARTER   FOR THE QUARTER
                                                                       ENDED             ENDED
                                                                   MARCH 28, 2004    MARCH 30, 2003
                                                                  ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                     $        (7,983)  $       (14,538)
     Adjustments to reconcile net loss to net cash used in
        operating activities:
     Depreciation and amortization                                          9,488             8,673
     Amortization of deferred financing fees                                  281               136
     Other                                                                     (4)             (477)
     Changes in operating assets and liabilities:
        Accounts receivable                                                 3,744            11,421
        Inventories                                                        (7,997)           (7,452)
        Prepaid expenses and other current assets                            (690)             (303)
        Accounts payable and other current liabilities                     (8,939)          (42,470)
        Provision for post-retirement benefits, net of cash paid           (1,662)            1,426
        Other assets and liabilities                                         (986)              449
                                                                  ----------------  ----------------
Net cash used in operating activities                                     (14,748)          (43,135)
                                                                  ----------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures                                               (2,139)           (5,644)
        Net proceeds from sale of assets                                      396             1,542
        Decrease (increase) in restricted cash                                 85            (1,222)
                                                                  ----------------  ----------------
Net cash used in investing activities                                      (1,658)           (5,324)
                                                                  ----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings on revolving credit facility                               12,000            14,000
     Repayment of long-term debt, other than revolving
          credit facility                                                     (30)               --
     Payment of deferred financing fees                                    (1,398)           (2,431)
                                                                  ----------------  ----------------
Net cash provided by financing activities                                  10,572            11,569
                                                                  ----------------  ----------------

Decrease in cash and cash equivalents                                      (5,834)          (36,890)
Cash and cash equivalents - beginning of period                            10,343            40,117
                                                                  ----------------  ----------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                         $         4,509   $         3,227
                                                                  ================  ================

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
     Interest                                                     $        10,047   $         7,514
     Income taxes, net of refunds                                            (312)              512


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

The Company currently manufactures most of the finished goods in the dinnerware and the glass and metal portions of the bakeware categories, which constitutes approximately one-half of the Company's finished goods costs. The Company purchases the remainder of its finished goods from various vendors in Asia and Europe to support its rangetop, kitchenware, cutlery, and the ceramic portion of
the bakeware categories.   Reliance on finished goods suppliers could give rise
to certain risks, such as interruptions in supply and quality issues, which are outside the Company's control. In addition, significant increases in the cost of energy, transportation or principal raw materials could have an adverse effect on results of operations.

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

Pursuant to Section 15(d) of the Securities Act of 1934, WKI is filing herein its quarterly report on Form 10-Q, which includes its first fiscal quarter of the year ended December 31, 2004. The Company's first, second and third fiscal quarters end on the Sunday nearest to the calendar quarter and the fourth quarter ends on December 31. The Company's first fiscal quarter in fiscal 2004 and fiscal 2003 ended on March 28, 2004 and March 30, 2003, respectively. The unaudited consolidated financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair statement of the results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. The consolidated financial statements are unaudited and should be read in conjunction with the Company's financial statements for the year ended December 31, 2003, which were filed on Form 10-K.

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

For further information please refer to the Company's financial statements for the year ended December 31, 2003, which were filed on Form 10-K.

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

The Company conducts its annual test of impairment for goodwill and indefinite life intangible assets in the first quarter. The Company also tests for impairment if events or circumstances occur subsequent to the Company's annual impairment test that would more likely than not reduce the fair value of a reporting unit below its carrying amount. During the course of 2003, the Company continued to experience declining revenues in certain key product lines, predominantly the tabletop, bakeware and kitchenware categories. These declines resulted from loss of market share and distribution at certain customers and a weak retail environment in the first half of 2003. As a result of the topline shortfall, the Company did not meet its EBITDA covenant for the year ending December 31, 2003 (See Note 6 for further information). Based on these declines and loss of market share, the Company conducted an impairment test as of December 31, 2003. The Company engaged third party valuation experts to determine the fair value of its reporting units using a discounted cash flow analysis and determined that some of the value of its goodwill was impaired. As a result of this analysis, the Company recorded an impairment loss of $40.3 million relating to goodwill as of December 31, 2003.

The following table summarizes the Company's other intangible assets.



                                        March 28, 2004                     December 31,  2003
                               ---------------------------------  ---------------------------------
                                Gross     Accumulated     Net      Gross     Accumulated     Net
                               Balance   Amortization   Balance   Balance   Amortization   Balance
                               --------  -------------  --------  --------  -------------  --------

Amortized intangible assets
  Patents                      $ 23,253  $       2,955  $ 20,298  $ 23,253  $       2,363  $ 20,890
  Customer relationships         24,750          4,251    20,499    24,750          3,267    21,483
  Distribution agreement          7,100            840     6,260     7,100            630     6,470
                               --------  -------------  --------  --------  -------------  --------
                                 55,103          8,046    47,057    55,103          6,260    48,843

Unamortized intangible
 assets
  Trademark                      64,221             --    64,221    64,221             --    64,221
  Unrecognized prior
   service cost                   1,675             --     1,675     1,675             --     1,675
                               --------  -------------  --------  --------  -------------  --------
                                 65,896             --    65,896    65,896             --    65,896
                               --------  -------------  --------  --------  -------------  --------
Total other
  intangible assets            $120,999  $       8,046  $112,953  $120,999  $       6,260  $114,739
                               ========  =============  ========  ========  =============  ========

The Company amortizes its patents on a straight-line basis over the legal life of the patents which range from 3 to 17 years. The Company capitalizes certain legal fees incurred directly relating to the application for the maintenance of certain patent rights. These patent rights are included in the patent balance and are amortized on a straight-line basis over their estimated economic useful life which is estimated to be 6 years. Intangible assets associated with significant customers within the Company's mass merchandising distribution channels are amortized on a straight-line basis over their estimated remaining useful lives of 9 years. Intangible assets associated with certain other distribution channels are amortized over their estimated useful lives of 8 years using the double declining balance method, which is representative of the contractual turnover of customers within those distribution channels. The Company's distribution agreement is amortized over its remaining economic useful life of 7.5 years. Amortization expense was $1.8 million for the first quarter of 2004 and $0.6 million for the first quarter of 2003. The estimated aggregate amortization expense for each of the five succeeding fiscal years is $7.6 million.

(4)  SUPPLEMENTAL  BALANCE  SHEET  DATA

Inventories at March 28, 2004 and December 31, 2003 consisted of the following:


INVENTORIES
(IN THOUSANDS):                MARCH 28, 2004   DECEMBER 31, 2003
                               ---------------  ------------------
Finished and in-process goods  $       108,408  $          103,045
Raw materials and supplies              29,270              26,816
                               ---------------  ------------------
                               $       137,678  $          129,861
                               ===============  ==================

Other assets at March 28, 2004 and December 31, 2003 consisted of the following:


OTHER ASSETS
(IN THOUSANDS):  MARCH 28, 2004   DECEMBER 31, 2003
                 ---------------  ------------------
Precious metals  $        19,949  $           20,369
Other assets              12,940              13,232
                 ---------------  ------------------
                 $        32,889  $           33,601
                 ===============  ==================

Property, plant and equipment at March 28, 2004 and December 31, 2003 consisted of the following:


PROPERTY, PLANT AND EQUIPMENT
(IN THOUSANDS):                 MARCH 28, 2004    DECEMBER 31, 2003
                               ----------------  -------------------
Land                           $         6,734   $            6,734
Buildings                               41,338               41,218
Machinery and equipment                 88,779               87,307
                               ----------------  -------------------
                                       136,851              135,259
Accumulated depreciation               (36,865)             (31,335)
                               ----------------  -------------------
                               $        99,986   $          103,924
                               ================  ===================

Depreciation expense was $5.5 million and $5.8 million for the quarters ended March 28, 2004 and March 30, 2003, respectively.


Other current liabilities at March 28, 2004 and December 31, 2003 consisted of the following:

OTHER CURRENT LIABILITIES
(IN THOUSANDS):                    MARCH 28, 2004   DECEMBER 31, 2003
                                   ---------------  ------------------
Wages and employee benefits        $        13,854  $           16,170
Accrued advertising and promotion           18,858              22,398
Accrued interest                             5,364               8,985
Reorganization accruals                      1,599               2,812
Other accrued expenses                      17,571              18,264
                                   ---------------  ------------------
                                   $        57,246  $           68,629
                                   ===============  ==================

(5)  RELATED  PARTY  TRANSACTIONS

Interest Expense and Debt Issuance Fees

Upon emergence from bankruptcy, certain creditors of the Predecessor Company became principal owners of the Successor Company. During the first quarter of 2004, the Company recorded $8.5 million and paid $5.6 million in interest expense collectively, to these principal owners. In addition, during the first quarter of 2004 the Company paid $1.3 million in debt issuance fees and $0.1 million in monthly banking and letter of credit fees to a principal owner. See
Note 6 for further information on the Company's debt agreements.

In addition, on August 6, 2003, the Company entered into interest rate swaps with a financial institution that is one of the principal owners of the Company. These interest rate swaps have a combined notional amount of $145 million, which expire on March 31, 2008, and convert variable rate interest to an average fixed rate of 3.9% over the terms of the swap agreements. As of March 28, 2004, these swaps had a combined fair value of $(7.6) million, which is included in other long-term liabilities and other comprehensive income on the consolidated balance sheet. During the quarter ended March 28, 2004, the Company recorded approximately $0.1 million in interest to this principal owner relating to these swaps.

(6)     BORROWINGS

Debt outstanding as of March 28, 2004 and December 31, 2003 and weighted average interest rates over the period are as follows (in thousands):


                                              MARCH 28, 2004       DECEMBER 31, 2003
                                          ---------------------  ---------------------
                                                      DUE WITHIN             DUE WITHIN
                                          LONG-TERM   ONE YEAR   LONG-TERM   ONE YEAR
                                          ----------  ---------  ----------  ---------
Senior secured term loan, at an average
  rate of 4.7% due March 2008             $  235,249  $   2,401  $  235,249  $   2,401

12% senior subordinated notes due
  January 2010                               123,150         --     123,150         --

Revolver at an average rate of 5.8%           12,000         --          --         --

Industrial Revenue Bonds, at an average
  rate of 6.2% and 5.9%                        4,000         60       4,000         90
                                          ----------  ---------  ----------  ---------
Total Debt                                $  374,399  $   2,461  $  362,399  $   2,491
                                          ==========  =========  ==========  =========

In connection with the bankruptcy reorganization, on the Effective Date, the Company entered into a new Revolving Credit Agreement (the "Revolver") with a
group of lenders.   The new facility provides for a revolving credit loan
facility and letters of credit in a combined maximum principal amount equal to the lesser of $75 million or a specified borrowing base, which is based upon eligible receivables and eligible inventory, with a maximum issuance of $25 million for letters of credit. The Revolver is secured by a first priority lien on substantially all of the Company and its domestic subsidiaries' assets and on the stock of most of the Company's subsidiaries (with the latter, in the case of the Company's non-U.S. subsidiaries, being limited to 65% of their capital stock) (collectively, the "Collateral"). The Company is required to reduce its direct borrowings, excluding letters of credit, on the Revolver to zero for a period of 15 consecutive days in fiscal year 2004 and for a period of 30 consecutive days in each fiscal year thereafter. The Company met the 2004 requirement in the first quarter of 2004. The rate of interest charged is adjusted quarterly based on a pricing grid, which is a function of the ratio of the Company's total debt to Adjusted EBITDA, as defined in the loan documents. The credit facility provides the Company the option of borrowing at a spread over the base rate (as defined) for base rate loans or the Adjusted London Interbank Offered Rate (LIBOR) for Eurodollar loans. In addition, the Company pays a quarterly commitment fee of 0.50% on the average daily unused amount. As of April 27, 2004, the Company had $44.7 million available under the Revolver after consideration of borrowing base limits at that date.

Pursuant to the Plan, on the Effective Date, the Company entered into a senior secured term loan with certain secured lenders in the aggregate principal amount of $240.1 million (the "Term Loan"), and issued Senior Subordinated Notes in the aggregate principal amount of $123.2 million. Under the Term Loan, interest accrues at the Company's election at either JPMorgan Chase's prime rate plus 2.5%, the Federal Funds Effective Rate plus 3.0% or LIBOR times the Statutory Reserve Rate (as defined in the Credit Agreement) plus 3.5%. The Term Loan is secured by a second priority lien on the Collateral. The Term Loan requires quarterly principal payments of approximately $0.6 million beginning April 4, 2003 through December 31, 2007, with a remaining balloon payment of
approximately $228 million due on March 31, 2008.   The Company is required to
prepay some or all of outstanding obligations under the Term Loan upon certain conditions or events as specified in the related loan documents.

The Revolver and Term Loan agreements contain usual and customary restrictions including, but not limited to, limitations on dividends, redemptions and repurchases of capital stock, prepayments of debt (other than the Revolver), additional indebtedness, capital expenditures, mergers, acquisitions, recapitalizations, asset sales, transactions with affiliates, changes in business and the amendment of material agreements. Additionally, the Revolver and Term Loan contain customary financial covenants relating to minimum levels of EBITDA and maximum leverage ratios and fixed charge coverage ratios. In the second quarter of 2003 management negotiated an amendment to the Revolver that
1) increases the inventory advance in the calculation of the Company's borrowing base from 125% to 175% of eligible accounts receivable during the period from July 1, 2003, through November 1, 2003, and 2) decreases the required minimum consolidated EBITDA to levels close to those in the Term Loan for the second, third and fourth quarters of 2003. As of December 31, 2003, the Company was not in compliance with certain financial covenants contained in these agreements.
On January 23, 2004 limited waivers were obtained, through February 29, 2004, for the Company's non-compliance with the EBITDA covenant requirement through December 31, 2003 for both the Revolver and Term loans, which allowed the continued extension of credit for a limited period of time. On February 13, 2004 the Company obtained amendments and waivers from representatives of the Revolver and Term Loan bank groups to waive certain EBITDA related year-end 2003 covenants and to revise certain covenants related to 2004 EBITDA levels, seasonal adjustments to the borrowing base calculations and certain other debt ratios. The Company is currently in compliance with all of the financial restrictions and financial covenants of the Revolver and Term Loan.

The Senior Subordinated Notes are collateralized by a third priority lien on the Collateral, and pay interest semi-annually on each January 31 and July 31 at 12% per annum. The Senior Subordinated Notes have no sinking fund requirement and are redeemable, in whole or in part, at the option of the Company beginning January 31, 2008 upon payment of a redemption premium.

Pursuant to the Plan, $4.9 million in industrial revenue bonds were reinstated on the Effective Date. Certain of these bonds with remaining principal of $0.1 million as of March 28, 2004, bear interest at 3% and mature in September 2004. The balance of the bonds have remaining principal of $4.0 million as of March 28, 2004, bear interest at 6.25% and mature August 2005.

(7)  COMMITMENTS

Litigation

The Company is a defendant or plaintiff in various claims and lawsuits arising in the normal course of business. As a result of the bankruptcy proceedings, holders of litigation claims in the bankruptcy proceedings that arose prior to May 31, 2002 retain rights to proceed against the Company under certain limitations of the Court and limitations on recoveries as set forth in the Plan. The Company believes, based upon information it currently possesses and taking into account established reserves for estimated liabilities and its insurance coverage, that the ultimate outcome of these proceedings and actions is unlikely to have a material adverse effect on the Company's financial statements. It is possible, however, that some matters could be decided unfavorably to the Company, and could require the Company to pay damages or make other expenditures in amounts that could be material but cannot be estimated as of March 28, 2004.

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

It is the Company's policy to accrue for remediation costs when it is probable that such costs will be incurred and when a range of loss can be reasonably estimated. The Company has accrued approximately $0.6 million as of March 28, 2004 for probable environmental remediation and restoration liabilities. Based on currently available information and analysis, the Company believes that it is possible that costs associated with such liabilities or as yet unknown liabilities may exceed current reserves in amounts or a range of amounts that
could be material but cannot be estimated as of March 28, 2004.   There can be
no assurance that activities at these or any other facilities or future facilities may not result in additional environmental claims being asserted against the Company or additional investigations or remedial actions being required.

Letters of Credit

In the normal course of business and as collateral for performance, the Company is contingently liable under standby and import letters of credit totaling $15.4 million and $14.1 million as of March 28, 2004 and December 31, 2003, respectively.

Interest Rate Swap

The Company enters into interest rate swaps to alter interest rate exposures between fixed and floating rates on long-term debt. Under interest rate swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed upon notional principal amount. Under the Revolver and Term Loan, the Company is required to enter into interest rate protection agreements, the effect of which is to fix or limit the interest cost. On August 6, 2003, the Company entered into interest rate swaps with a combined notional amount of $145 million, which expire on March 31, 2008. These interest rate swaps convert variable rate interest to an average fixed rate of 3.9% over the terms of the swap agreements. As of March 28, 2004, the swaps had a combined fair value of $(7.6) million which is included in other long-term liabilities and other comprehensive income on the consolidated balance sheet.

(8)  SEGMENT  INFORMATION

The Company manages its business on the basis of one reportable segment-the worldwide manufacturing and marketing of consumer kitchenware products. The Company believes its operating segments have similar economic characteristics and meet the aggregation criteria of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

(9)  COMPREHENSIVE  LOSS

For the quarters ended March 28, 2004 and March 30, 2003, total comprehensive loss was as follows (in thousands):


                                          FOR QUARTER ENDED    FOR THE QUARTER ENDED
                                           MARCH 28, 2004         MARCH 30, 2003
                                         -------------------  -----------------------
Net loss                                 $           (7,983)  $              (14,538)
Foreign currency translation adjustment                (105)                     508
Derivative fair value adjustment                     (3,775)                      --
                                         -------------------  -----------------------
Comprehensive loss                       $          (11,863)  $              (14,030)
                                         ===================  =======================

The following is a summary of the components of accumulated other comprehensive loss (in thousands):

                                       MARCH 28, 2004    DECEMBER 31, 2003
                                      ----------------  -------------------
Foreign currency translation gain     $         3,580   $            3,684
Minimum pension liability adjustment           (6,641)              (6,640)
Derivative fair value adjustment               (7,640)              (3,865)
                                      ----------------  -------------------
Accumulated other comprehensive loss  $       (10,701)  $           (6,821)
                                      ================  ===================

(10) EMPLOYEE  RETIREMENT  PLANS

Components of Net Periodic Benefit Cost for the quarter ended March 28, 2004 and March 30, 2003 are as follows:


                                                                 Other Post
                                       Pension Benefits      Retirement Benefits
                                    ---------------------  -----------------------
                                      2004        2003         2004        2003
                                    ---------  ----------  ------------  ---------
Service cost                        $    264   $     675   $        93   $     375
Interest cost                          1,456       1,425           571         775
Expected return on plan assets        (1,468)     (1,125)           --          --
Amortization of prior service cost        39          --          (280)         --
                                    ---------  ----------  ------------  ---------
Net periodic benefit cost           $    291   $     975   $       384   $   1,150
                                    =========  ==========  ============  =========

The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $13.5 million to its pension plan in 2004. As of March 28, 2004, $2.3 million of contribution have been made. The Company presently anticipates paying an additional $8.0 million to fund its pension plan in 2004 for a total of $10.3 million.

(11) STOCK  COMPENSATION  PLAN

As of the Effective Date, the Successor Company entered into the Management Stock Plan, under which a total of 710,942 shares of common stock became available for issuance. The Management Stock Plan is designed to attract, retain and motivate key employees and non-employee directors. The Company accounts for stock based compensation cost using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." Accordingly, compensation cost of stock options is measured as the excess, if any, of the fair market price of the Company's stock at the date of the grant over the option exercise price and is charged to operations over the vesting period. The Company follows the disclosure provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS No. 123), which defines a fair value-based method of accounting for stock-based compensation.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model. The exercise price at the Grant Date for each option was equal to its fair value and, as such, no compensation expense was recorded. Recording the options under the fair value based method would result in only a nominal effect to the financial statements.

(12) NEW  ACCOUNTING  PRONOUNCEMENTS

In December 2003, the FASB issued SFAS No. 132 (Revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits (SFAS No. 132R). SFAS No. 132R amends Statements No. 87, Employers' Accounting for Pensions, No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. However, SFAS No. 132R does not change the recognition and measurement requirements of those Statements but replaces the disclosure requirements and requires additional disclosure. Additional new disclosure includes actual mix of plan assets by category, a description of investment strategies and policies used, a narrative description of the basis for determining the overall expected long-term rate of return on asset assumption and aggregate expected contributions. Most disclosure requirements are effective for fiscal years ending after December 31, 2003 with the remainder of the requirements being effective for fiscal years ending after June 15, 2004. The new quarterly disclosures required by SFAS No. 132R are included in Note 10.

(13) SUBSEQUENT  EVENTS

On April 29, 2004, the Company and two of its subsidiaries, World Kitchen (GHC), LLC and World Kitchen, Inc. entered into an acquisition agreement ("OXO Sale Agreement") relating to the sale of its OXO(R) business to Helen of Troy Limited (Barbados) ("Helen of Troy") for $275 million in cash. A copy of the OXO Sale Agreement is attached hereto as Exhibit 2.1. The completion of the transaction is subject to regulatory approvals, approval of the Company's senior lenders, consummation of Helen of Troy's bank financing and customary closing conditions. The sale is expected to result in a gain to the Company and is anticipated to be completed in the second quarter of 2004. The majority of the net proceeds from this transaction will be used to pay down long-term debt of the Company.

WKI HOLDING COMPANY, INC.

ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company for the quarters ended March 28, 2004 and March 30, 2003, and related notes to the Consolidated Financial Statements included elsewhere herein.

OVERVIEW OF BUSINESS
--------------------

WKI Holding Company Inc. (the "Company," "WKI," "we," or "our") is a leading manufacturer and marketer of consumer bakeware, dinnerware, kitchen and household tools, rangetop cookware and cutlery products. We have strong positions in major channels of distribution for our products in North America, and have also achieved a significant presence in certain international markets, primarily Asia and Australia. In North America, we sell both on a wholesale basis to mass merchants, department stores, specialty retailers, and grocery chains and on a retail basis, through Company-operated retail outlet stores.
Our top five customers accounted for over 43% of net sales in the first quarter of 2004, with our largest customer being Wal-Mart. In the international market, we have established our presence on a wholesale basis through an international sales force coupled with localized distribution and marketing capabilities.

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

Based on these declines and loss of share, we conducted an impairment test of goodwill and intangible assets with indefinite useful lives as of December 31, 2003. We engaged third party valuation experts to determine the fair value of our reporting units, as defined by SFAS No. 142, and determined that some of the value of our goodwill was impaired. As a result of this analysis, we recorded an impairment loss of $40.3 million relating to goodwill as of December 31, 2003.

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

On January 23, 2004, limited waivers were obtained, through February 29, 2004, for the Company's non-compliance with the EBITDA covenant requirement through December 31, 2003 for both the Revolver and Term loans, which allowed for the continued extension of credit for a limited period of time. On February 13, 2004, we obtained an amendment and waiver from representatives of the Revolver and Term loan bank groups which waived certain EBITDA related year-end covenant compliance for 2003, and significantly reduced specified 2004 Adjusted EBITDA levels and also revised covenants related to seasonal adjustments to the borrowing base calculations and certain other debt ratios for 2004. We are currently in compliance with all of the financial restrictions and financial covenants of the Revolver and Term Loan. With these new reduced covenant requirements in place, management is positioned to carry on its turnaround strategy in 2004. There can be no assurance that this strategy will achieve all anticipated results.

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

On April 29, 2004, the Company and two of its subsidiaries, World Kitchen (GHC), LLC and World Kitchen, Inc. entered into an acquisition agreement ("OXO Sale Agreement") relating to the sale of its OXO(R) business to Helen of Troy Limited (Barbados) ("Helen of Troy") for $275 million in cash. A copy of the OXO Sale Agreement is attached hereto as Exhibit 2.1. The completion of the transaction is subject to regulatory approvals, approval of the Company's senior lenders, consummation of Helen of Troy's bank financing and customary closing conditions. The sale is expected to result in a gain to the Company and is anticipated to be completed in the second quarter of 2004. The majority of the net proceeds from this transaction will be used to pay down long-term debt of the Company.

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

For further information please refer to the Company's financial statements for the year ended December 31, 2003, which were filed on Form 10-K.

RESULTS OF OPERATIONS
---------------------

The following commentary and tables provide the comparative results of our operations and financial condition for the periods covered. We manage our business on the basis of one reportable segment - the worldwide manufacturing and marketing of consumer kitchenware products. We believe that our operating segments have similar economic characteristics and meet the aggregation criteria of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Results for the quarters ended March 28, 2004 and March 30, 2003, were prepared using generally accepted accounting principles in the United States.


                          Quarter Ended   Percent    Quarter Ended   Percent                 Percentage
                            March 28,      of net      March 30,      of net     Increase     increase
                              2004         sales         2003         sales     (decrease)   (decrease)
                         -------------------------  -------------------------  ------------  ----------
Net sales                $      126,223     100.0%  $      128,585     100.0%  $    (2,362)      (1.8)%
Cost of sales                    89,281      70.7           95,247      74.1        (5,966)       (6.3)
                         -------------------------  -------------------------  ------------  ----------
    Gross profit                 36,942      29.3           33,338      25.9         3,604        10.8
Selling, general and
  administrative expenses        35,384      28.0           37,904      29.5        (2,520)       (6.6)
Other expense, net                2,262       1.8              128       0.1         2,134     1,667.2
                         -------------------------  -------------------------  ------------  ----------
    Operating loss                 (704)     (0.6)          (4,694)     (3.7)        3,990        85.0
Interest expense                  6,562       5.2            8,458       6.6        (1,896)      (22.4)
Income tax expense                  694       0.5            1,347       1.0          (653)      (48.5)
Minority interest                   (23)       --              (39)       --           (16)      (41.0)
                         -------------------------  -------------------------  ------------  ----------
    Net loss             $       (7,983)    (6.3)%  $      (14,538)   (11.3)%  $     6,555        45.1%
                         =========================  =========================  ============  ==========

Net Sales

Net sales for the first quarter of 2004 were $126.2 million, a decrease of $2.4 million or 1.8% from the same period in 2003. This decrease was attributable to the closure of twenty-nine unprofitable retail outlets in the first quarter of 2003, in connection with our reorganization. Excluding the impact of the closed retail outlets in 2003, net sales would have increased $4.3 million or 3.4% as a result of distribution gains primarily due to new products in our tabletop and cutlery categories.

Gross Profit

Gross profit for the first quarter of 2004 was $36.9 million, an increase of $3.6 million when compared to gross profit of $33.3 million for the first quarter of 2003. As a percentage of net sales, gross profit in the first quarter of 2004 was 29.3%, an increase from 25.9% or 3.4 percentage points, in the first quarter of 2003 largely attributable to increased sales of higher margin product. Absent the impact of the closure of twenty-nine unprofitable retail outlets in the first quarter of 2003, gross margin would have increased
2.4 percentage points.

Selling, General and Administrative Expenses

Selling general and administrative expenses ("SG&A") for the first quarter of 2004 were $35.4 million compared to $37.9 million in 2003, a decrease of $2.5 million or 6.6%. As a percentage of net sales, SG&A were 28.0% in the first quarter of 2004 as compared to 29.5% in the first quarter of 2003. The decrease in overall SG&A was driven by lower retail outlet overhead expense as a result of the retail store closures in 2003.

Other Expense, Net

Other operating expenses were $2.3 million in the first quarter of 2004 compared to $0.1 million in the same period of 2003. This increase is a result of amortization for customer relationships and exclusive licenses that were recorded as part of Fresh Start reporting but the valuation for these items were not completed until the second quarter of 2003.

Interest Expense

Interest expense was $6.6 million for the quarter ended March 28, 2004 compared to $8.5 million for the quarter ended March 30, 2003. The $1.9 million decrease in interest expense was attributable to significantly decreased debt levels upon the January 31, 2003 emergence from Chapter 11 protection.

Income Tax Expense

Income tax expense in the first quarter of 2004 amounted to $0.7 million compared to $1.3 million in the first quarter of 2003. Income tax expense is primarily attributable to foreign income taxes and foreign operations were down slightly quarter over quarter. We provided a full valuation allowance on the income tax benefit relating to the current and prior period's pre-tax losses.

Net Loss

As a result of the factors discussed above, we had a net loss of $8.0 million in the first quarter of 2004 compared to a net loss of $14.5 million for the first quarter of 2003.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Financial Condition

Our principal sources of liquidity for operations are funds generated from product sales and borrowings under the Revolver, as defined herein. The Revolver provides for a revolving credit loan facility and letters of credit, in a combined maximum principal amount equal to the lesser of $75 million or a specified borrowing base, which is based upon eligible receivables and eligible inventory, with a maximum issuance of $25 million for letters of credit. The Revolver is secured by a first priority lien on substantially all of our domestic subsidiaries' assets and the stock of most of our subsidiaries (with the latter, in the case of our non-U.S. subsidiaries, being limited to 65% of their capital stock). We are required to reduce our direct borrowings, excluding letters of credit, on the Revolver to zero for a period of 15 consecutive days in fiscal year 2004 and for a period of 30 consecutive days in each fiscal year thereafter. We met the 2004 requirement in the first quarter of 2004. The Revolver and other loan agreements contain usual and customary restrictions including, but not limited to, limitations on dividends, redemptions and repurchases of capital stock, prepayments of debt (other than the Revolver), additional indebtedness, capital expenditures, mergers, acquisitions, recapitalizations, asset sales, transactions with affiliates, changes in business and the amendment of material agreements. Additionally, the Revolver and other loan agreements contain customary financial covenants relating to minimum levels of operating EBITDA and maximum leverage ratios and fixed charge coverage ratios (all as defined in the Revolver agreement). As of April 27, 2004, we had $44.7 million available under the Revolver after consideration of borrowing base limits at that date.

On January 23, 2004, limited waivers were obtained, through February 29, 2004, for the Company's non-compliance with the EBITDA covenant requirement through December 31, 2003 for both the Revolver and Term loans, which allowed the continued extension of credit for a limited period of time. On February 13,

2004, we obtained amendments and waivers from representatives of the Revolver and Term loan bank groups to waive certain EBITDA related year-end 2003 covenants and revise certain covenants related to 2004 EBITDA levels, seasonal adjustments to the borrowing base calculations and certain other debt ratios. As of March 28, 2004, we were in compliance with all of the financial restrictions and financial covenants of the Revolver and Term Loan.

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

In connection with the Reorganization, we entered into an agreement with the Pension Benefit Guaranty Corporation ("PBGC"), which, among other things, requires certain additional minimum funding contributions and accelerated contributions to be made to our pension plan. Total enhanced contributions of $2 million, $2.5 million and $2.5 million are required to be paid in addition to the minimum funding requirements of the Employee Retirement Income Security Act of 1974 over the pension plan years 2003, 2005 and 2006, respectively. Additionally, the agreement requires us to provide a letter of credit in the amount of $15 million to the PBGC by January 31, 2008. During the first quarter of 2004 we made $2.3 million in contributions to our pension plan and anticipate total contributions to our pension plan to be $10.3 million in 2004.

Operating Activities

In the first quarter of 2004, net cash used in operating activities was $14.7 million compared to $43.1 million in the first quarter of 2003. The $28.4 million decrease in cash used in operating activities was primarily driven by the payments on the Effective Date of $33.3 million relating to settlement of claims and payment of professional fees associated with the Reorganization. Excluding the effects of bankruptcy related charges, the increase in cash used in operating activities was $4.9 million driven by changes in working capital.

Cash flows from accounts receivable were $3.7 million in the first quarter of 2004 compared to $11.4 million in the first quarter of 2003 resulting in an unfavorable quarter over quarter change of $7.7 million. This result was driven by lower sales in the fourth quarter of 2003 compared to the fourth quarter of 2002 and an increase of 5.1 days to 56.0 days sales outstanding during the first quarter of 2004 compared to 50.9 days sales outstanding during the first quarter of 2003. Our accounts payable and accrued liabilities improved $33.5 million quarter over quarter in 2003 as we paid $33.3 million in pre-petition liabilities to creditors, payment of which had been stayed during the bankruptcy proceedings.

Investing Activities

Cash used for investing activities was $1.7 million in the first quarter of 2004 compared to $5.3 million in the first quarter of 2003. The decrease is attributable to $3.5 million fewer capital expenditures. We anticipate cash outlays of approximately $23 million for capital expenditures in 2004.

In addition, upon emergence from bankruptcy, we were required by our lenders to establish escrow accounts totaling $1.2 million for the payment of certain prepetition liens. These escrows were recorded as restricted cash included in other assets in the accompanying financial statements. The final distribution of $0.6 million was disbursed in January 2004. As of February 13, 2004 all cases were closed and no additional claims payments are expected. We estimate immaterial amounts to be paid out to our bankruptcy tax and legal advisors for the wind down of the bankruptcy process.

Financing Activities

Net cash provided by financing activities totaled $10.6 million in the first quarter of 2004 compared to $11.6 million in the first quarter of 2003 a decrease of $1.0 million. At March 28, 2004, we had $12 million in borrowings under our Revolver compared to $14.0 million at March 30. 2003.

Off Balance Sheet Arrangements

In the normal course of business and as collateral for performance, the Company is contingently liable under standby and import letters of credit totaling $15.4 million and $14.1 million as of March 28, 2004 and December 31, 2003, respectively.


SAFE HARBOR-FORWARD-LOOKING STATEMENTS
--------------------------------------

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

From time to time we reduce foreign currency cash flow exposure due to exchange rate fluctuations by entering into forward foreign currency exchange contracts. The use of these contracts protects cash flows against unfavorable movements in exchange rates, to the extent of the amount under contract. As of March 28, 2004, we had no forward foreign currency exchange contracts outstanding.

We enter into interest rate swaps to alter interest rate exposures between fixed and floating rates on long-term debt. Under interest rate swaps, we agree with other parties to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to an agreed upon notional principal amount. Under the Revolver and Term Loan, we are required to enter into interest rate protection agreements, the effect of which is to fix or limit interest cost. On August 6, 2003, we entered into interest rate swaps with a combined notional amount of $145 million, which expire on
March 31, 2008.   These interest rate swaps convert variable rate interest to an average fixed rate of 3.9% over the terms of the swap agreements. As of March 28, 2004, these swaps had a combined fair value of $(7.6) million, which is included in other long-term liabilities and other comprehensive income on the consolidated balance sheet. A 1% change in the market interest rates would result in a corresponding change of $5.6 million in the combined fair value of the interest rate swaps.

ITEM 4.  CONTROLS AND PROCEDURES

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

     Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that the design and operation of these disclosure controls and procedures were effective as of March 28, 2004 to provide reasonable assurance that material information relating to the Company would be made known to them to allow timely decisions regarding required disclosures.

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

In addition to product liability claims, from time to time the Company is a defendant in various other claims and lawsuits arising in the normal course of business. The Company believes, based upon information currently available, and taking into account established reserves for estimated liabilities and its insurance coverage, that the ultimate outcome of these proceedings and actions is unlikely to have a material adverse effect on our financial statements. It is possible, however, that some matters could be decided unfavorably to the Company and could require the Company to pay damages, or make other expenditures in amounts that could be material but cannot be estimated as of March 28, 2004.

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

It is the Company's policy to accrue for remediation costs when it is probable that such costs will be incurred and when a range of loss can be reasonably estimated. The Company has accrued approximately $0.6 million as of March 28, 2004 for probable environmental remediation and restoration liabilities. Based on currently available information and analysis, the Company believes that it is possible that costs associated with such liabilities or as yet unknown liabilities may exceed current reserves in amounts or a range of amounts that
could be material but cannot be estimated as of March 28, 2004.   There can be
no assurance that activities at these or any other facilities or future facilities may not result in additional environmental claims being asserted against the Company or additional investigations or remedial actions being required.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

No.       Description of Exhibit
---       ----------------------

2.1* Acquisition Agreement, dated April 29, 1004, by and among World Kitchen (GHC), LLC, WKI Holding Company, Inc., World Kitchen, Inc., Helen of Troy Limited and Helen of Troy Limited

+3.1.1 Amended and Restated Certificate of Incorporation of WKI Holding Company, Inc.

+3.1.2    Amended and Restated Certificate of Incorporation of World Kitchen,
          Inc.

+3.1.3    Certificate  of  Formation  of  EKCO  Group,  LLC.

+3.1.4    Amended and Restated Certificate of Incorporation of EKCO Housewares,
          Inc.

+3.1.5 Amended and Restated Certificate of Incorporation of EKCO Manufacturing of Ohio, Inc.

+3.1.6    Certificate of Formation of WKI Latin America Holding, LLC.

+3.1.7    Certificate of Formation of World Kitchen (GHC), LLC.

+3.2.1    Amended and Restated Bylaws of WKI Holding Company, Inc.

+3.2.2    Amended and Restated Bylaws of World Kitchen, Inc.

+3.2.3    Limited Liability Company Agreement of EKCO Group, LLC.

+3.2.4    Amended and Restated Bylaws of EKCO Housewares, Inc.

+3.2.5    Amended and Restated Bylaws of EKCO Manufacturing of Ohio, Inc.

+3.2.6    Limited Liability Company Agreement of WKI Latin America Holding, LLC.

+3.2.7    Limited Liability Company Agreement of World Kitchen (GHC), LLC.

+4.1 Stockholders' Agreement, dated as of January 31, 2003, by and among WKI Holding Company, Inc., the Senior Lenders, the Subordinated Lenders, the Borden Entities party thereto, the Management Members party thereto and the New Directors party thereto.

+4.2 Indenture, dated as of January 31, 2003, among WKI Holding Company, Inc., the Subsidiary Guarantors party thereto, and U.S. Bank National Association, as trustee, relating to 12% Senior Subordinated Notes due 2010.

31.1* Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2* Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.1*     Press Release, dated April 30, 2004.

________
+ Incorporated by reference to the corresponding exhibit number to the annual report on Form 10-K for the year ended December 31, 2003.
*    Filed herewith.

REPORT ON FORM 8-K

     None

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


                                   WKI HOLDING COMPANY, INC.
                                   -------------------------
                                   (Registrant)


Date:  May 3, 2004                 By: /s/ James A. Sharman
                                       ---------------------------------
                                       James A. Sharman
                                       President and Chief Executive Officer

Date:  May 3, 2004                 By: /s/ Joseph W. McGarr
                                       ---------------------------------
                                       Joseph W. McGarr
                                       Chief Financial Officer

--------------------------------------------------------------------------------


                                  EXHIBIT INDEX

No.       Description of Exhibit
---       ----------------------

2.1* Acquisition Agreement, dated April 29, 1004, by and among World Kitchen (GHC), LLC, WKI Holding Company, Inc., World Kitchen, Inc., Helen of Troy Limited and Helen of Troy Limited

+3.1.1 Amended and Restated Certificate of Incorporation of WKI Holding Company, Inc.

+3.1.2    Amended and Restated Certificate of Incorporation of World Kitchen,
          Inc.

+3.1.3    Certificate  of  Formation  of  EKCO  Group,  LLC.

+3.1.4    Amended and Restated Certificate of Incorporation of EKCO Housewares,
          Inc.

+3.1.5 Amended and Restated Certificate of Incorporation of EKCO Manufacturing of Ohio, Inc.

+3.1.6    Certificate of Formation of WKI Latin America Holding, LLC.

+3.1.7    Certificate of Formation of World Kitchen (GHC), LLC.

+3.2.1    Amended and Restated Bylaws of WKI Holding Company, Inc.

+3.2.2    Amended and Restated Bylaws of World Kitchen, Inc.

+3.2.3    Limited Liability Company Agreement of EKCO Group, LLC.

+3.2.4    Amended and Restated Bylaws of EKCO Housewares, Inc.

+3.2.5    Amended and Restated Bylaws of EKCO Manufacturing of Ohio, Inc.

+3.2.6    Limited Liability Company Agreement of WKI Latin America Holding, LLC.

+3.2.7    Limited Liability Company Agreement of World Kitchen (GHC), LLC.

+4.1 Stockholders' Agreement, dated as of January 31, 2003, by and among WKI Holding Company, Inc., the Senior Lenders, the Subordinated Lenders, the Borden Entities party thereto, the Management Members party thereto and the New Directors party thereto.

+4.2 Indenture, dated as of January 31, 2003, among WKI Holding Company, Inc., the Subsidiary Guarantors party thereto, and U.S. Bank National Association, as trustee, relating to 12% Senior Subordinated Notes due 2010.

31.1* Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2* Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.1*     Press Release, dated April 30, 2004.

________
+ Incorporated by reference to the corresponding exhibit number to the annual report on Form 10-K for the year ended December 31, 2003.
*    Filed herewith.

REPORT ON FORM 8-K

     None